Form 10-Q
period 1994-12-31
SANDS REGENT
filed 1995-02-14
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q




  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended December 31, 1994 or

  ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ____________

                       Commission file number   0-14050
                                                -------


                                THE SANDS REGENT
               -------------------------------------------------
               (exact name of registrant as specified in charter)


                 Nevada                                  88-0201135
   ---------------------------------                ---------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)


       345 North Arlington Avenue, Reno, Nevada                89501
- - - --------------------------------------------------------------------------------
       (Address of principal executive offices)              (zip code)


  Registrant's telephone number, including area code    (702) 348-2200
                                                      -------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                 ---    ---

  At Febuary 13, 1995, the registrant had outstanding 4,498,722 shares of its common stock, $.05 par value.

                        THE SANDS REGENT AND SUBSIDIARY



                                   FORM 10-Q


                               TABLE OF CONTENTS

                                                                     Page No.
         PART I FINANCIAL INFORMATION

         Item 1.  Financial statements                                1 - 7

                  Consolidated Statements of Income                     1

                  Consolidated Balance Sheets                         2 - 3

                  Consolidated Statements of Cash Flows               4 - 5

                  Notes to Interim Consolidated Financial
                    Statements                                        6 - 7

         Item 2.  Managements' Discussion and Analysis
                  of Financial Condition and Results of
                  Operations.                                         8 - 12


         PART II OTHER INFORMATION

         Item 1.  Legal Proceedings.                                    13

         Item 2.  Changes in Securities.                                13

         Item 3.  Defaults Upon Senior Securities.                      13

         Item 4.  Submission of Matters to a Vote of
                  Security Holders.                                     13

         Item 5.  Other Information.                                    13

         Item 6.  Exhibits and Reports on Form 8-K.                     13

         SIGNATURES                                                     14


                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands,                     THREE MONTHS          SIX MONTHS
except per share amounts)               ENDED DECEMBER 31,    ENDED DECEMBER 31,
                                      --------------------- ---------------------
                                         1993       1994       1993       1994
                                      ---------- ---------- ---------- ----------
Operating revenues:
  Gaming                              $   6,114  $   9,922  $  12,424  $  20,954
  Lodging                                 2,232      1,995      5,660      5,072
  Food and beverage                       1,519      1,846      3,390      4,162
  Other                                   1,084        363      2,314        994
                                      ---------  ---------  ---------  ---------
                                         10,949     14,126     23,788     31,182
Less complimentary lodging, food
  and beverage included above               390        573        730      1,266
                                      ---------  ---------  ---------  ---------
                                         10,559     13,553     23,058     29,916
                                      ---------  ---------  ---------  ---------
Operating costs and expenses:
  Gaming                                  2,670      5,340      5,389     10,984
  Lodging                                 1,111      1,310      2,361      2,628
  Food and beverage                       1,318      1,543      2,938      3,414
  Other                                     926        170      1,986        609
  Maintenance and utilities                 605      1,037      1,241      2,172
  General and administrative              1,530      2,885      2,816      5,891
  Depreciation and amortization             633      1,109      1,262      2,176
                                      ---------  ---------  ---------  ---------
                                          8,793     13,394     17,993     27,874
                                      ---------  ---------  ---------  ---------
Income from operations                    1,766        159      5,065      2,042
Other income (deductions):
  Interest and other income                 173        197        345        272
  Interest and other expense               (212)      (617)      (417)    (1,305)
  Equity in (loss) of
    unconsolidated affiliate                (80)         -     (1,142)         -

                                           (119)      (420)    (1,214)    (1,033)
                                      ---------  ---------  ---------  ---------
Income (loss) before income taxes         1,647       (261)     3,851      1,009
Provision for income taxes                  527         31      1,229        468
                                      ---------  ---------  ---------  ---------
Net income (loss)                     $   1,120  $    (292) $   2,622  $     541
                                      =========   ========  =========  =========
Net income (loss) per share              $.26      $(.07)      $.60       $.12
                                         ====      =====       ====       ====
Weighted average shares
  outstanding                         4,348,244  4,498,722  4,341,983  4,496,513
                                      =========  =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                            JUNE 30,  DECEMBER 31,
                                                    1994       1994
                                                 ---------- ------------

                                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $ 9,669    $10,706
  Short-term investments                               135        135
  Accounts and notes receivable less allow-
    ance for possible losses of $111 and $119          330        346
  Inventories                                        1,116        679
  Prepaid federal income taxes                         179          -
  Prepaid expenses and other assets                  1,136      1,600
                                                   -------    -------
      Total current assets                          12,565     13,466

PROPERTY AND EQUIPMENT:
  Land                                               8,101      8,101
  Buildings, ship and improvements                  53,639     53,732
  Equipment, furniture and fixtures                 21,794     21,954
  Construction in progress                             236        692
                                                   -------    -------
                                                    83,770     84,479
  Less accumulated depreciation
    and amortization                                22,963     24,640
                                                   -------    -------
                                                    60,807     59,839

OTHER ASSETS:
  Goodwill, net of accumulated
    amortization of $122 and $305                    7,195      7,012
  Note receivable                                    1,258      1,253
  Other                                                443        428
                                                   -------    -------
                                                     8,896      8,693
                                                   -------    -------
      Total assets                                 $82,268    $81,998
                                                   =======    =======






The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                            JUNE 30,   DECEMBER 31,
                                                    1994        1994
                                                 ---------- -------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 3,475    $ 2,203
  Accrued salaries, wages and benefits               1,668      1,916
  Other accrued expenses                               712      1,074
  Federal income taxes payable                           -      1,135
  Deferred federal income tax liability                168        228
  Current maturities of long-term debt               1,722      4,084
                                                   -------    -------
      Total current liabilities                      7,745     10,640

LONG-TERM DEBT                                      27,559     25,461

DEFERRED FEDERAL INCOME TAX LIABILITY                2,732      1,555

OTHER                                                   94         75

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                       -          -
  Common stock, $.05 par value, 20,000,000
    shares authorized; 6,892,722 and
    6,898,722 shares issued                            345        345
  Additional paid-in capital                        13,036     13,074
  Retained earnings                                 53,112     53,203
                                                   -------    -------
                                                    66,493     66,622
  Treasury stock, at cost, 2,400,000 shares        (22,355)   (22,355)
                                                   -------    -------
      Total stockholders' equity                    44,138     44,267
                                                   -------    -------
      Total liabilities and stockholders'
        equity                                     $82,268    $81,998
                                                   =======    =======





The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       SIX MONTHS
                                                    ENDED DECEMBER 31,
                                                 -----------------------
                                                    1993         1994
                                                 ----------   ----------
  OPERATING ACTIVITIES:
    Net income                                      $2,622       $  541
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                  1,262        2,176
      (Gain) loss on disposal of property
        and equipment                                    7           (4)
      Noncash interest income from
        unconsolidated affiliate                      (210)           -
      Equity in loss of unconsolidated
        affiliate                                    1,142            -
      (Increase) decrease in accounts and
        notes receivable                                73          (16)
      (Increase) decrease in inventories               (90)         437
      (Increase) in prepaid expenses and
        other current assets                          (392)        (464)
      Decrease in other assets                          51           10
      (Decrease) in accounts payable                  (420)        (499)
      Increase (decrease) in accrued expenses         (398)         610
      Increase (decrease) in federal income
        taxes payable                               (1,242)       1,314
      Increase (decrease) in deferred federal
        income tax liability                           171       (1,117)
      (Decrease) in other liabilities                    -          (19)
                                                    ------       ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          2,576        2,969
                                                    ------       ------
  INVESTING ACTIVITIES:
    Sale and maturity of short-term
      investments                                      302            -
    Payments received on note receivable                 -            5
    Additions to property and equipment               (415)        (957)
    Proceeds from sale of property and
      equipment                                         29            9
    Investment in and advances to
      unconsolidated affiliate                      (2,679)           -
                                                    ------       ------
  NET CASH USED IN INVESTING ACTIVITIES             (2,763)        (943)
                                                    ------       ------


The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       SIX MONTHS
                                                    ENDED DECEMBER 31,
                                                 -----------------------
                                                    1993         1994
                                                 ----------   ----------
  FINANCING ACTIVITIES:
    Payment of accounts payable for
      prior year purchases of property
      and equipment                                      -         (722)
    Issuance of long-term debt                       1,000          225
    Payments on long-term debt                          (5)         (80)
    Issuance of common stock                           100           38
    Payment of dividend on common stock               (434)        (450)
                                                    ------      -------
  NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                               661         (989)
                                                    ------      -------
  INCREASE IN CASH AND CASH EQUIVALENTS                474        1,037

  CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                           2,970        9,669
                                                    ------      -------
  CASH AND CASH EQUIVALENTS, END OF PERIOD          $3,444      $10,706
                                                    ======      =======
  SUPPLEMENTAL CASH FLOW INFORMATION:

    Property and equipment acquired by
      accounts payable                                   -      $    68
                                                    ======      =======
    Accounts payable converted to long-
      term debt                                          -      $   119
                                                    ======      =======
    Accrued expenses included in
      investment in and advances to
      unconsolidated affiliate                      $   48            -
                                                    ======      =======

    Interest paid, net of amount capitalized        $  411      $ 1,073
                                                    ======      =======
    Federal income taxes paid                       $2,300      $   275
                                                    ======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                     THE SANDS REGENT AND SUBSIDIARIES

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993


NOTE 1 - BASIS OF PREPARATION

     These statements should be read in connection with the 1994 Annual Report heretofore filed with the Securities and Exchange Commission as
Exhibit 13 to the Registrant's Form 10-K for the year ended June 30, 1994. The accounting policies utilized in the preparation of the financial information herein are the same as set forth in such annual report except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board
Opinion No. 28.

     The Consolidated Balance Sheet at June 30, 1994 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of December 31, 1994 and the results of operations and cash flows for the six months ended December 31, 1994 and 1993 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries Zante, Inc., Patrician, Inc. and Gulfside Casino, Inc. and Gulfside Casino Partnership (together the "Company"). Patrician, Inc. and Gulfside Casino, Inc. are the sole partners in Gulfside Casino Partnership. Zante, Inc. owns and operates the Sands Regency hotel/casino in Reno, Nevada and Gulfside Casino Partnership owns and operates the Copa Casino in Gulfport, Mississippi.

NOTE 2 - RECLASSIFICATIONS

     Certain reclassifications have been made to the December 31, 1993 interim consolidated financial statements to conform to the December 31, 1994 presentation.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     The Copa Casino, on a stand alone basis, continues to operate at a net loss and, as of December 31, 1994, current liabilities exceed current assets. Management continues to undertake actions in an attempt to improve Copa Casino revenues and to decrease costs. The Company also continues to explore site development options. The scope of such plans have been limited and negatively impacted by an action of the Mississippi State Port Authority Board of Commissioners. On October 27, 1994, the Board of Commissioners specifically denied the Company's proposed development of a hotel for the Copa Casino site. Other development options and strategies, however, continue to be pursued by the Company.

                       THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993


NOTE 3 - COMMITMENTS AND CONTINGENCIES (continued)

     The Company's net investment in and advances to Gulfside Casino, Inc. and the Copa Casino was approximately $22.5 million as of December 31, 1994. There are no assurances that the Company's efforts to improve oper-ating results will be successful and the outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any loss due to an impairment in value of the assets of Gulfside Casino, Inc. or the Copa Casino, that may result upon the resolution of these matters, has been made in the accompanying interim consolidated financial statements.

     In December 1994, a lawsuit was filed in a Mississippi court against Gulfside Casino, Inc. because of Gulfside's failure to make payments due on promissory note obligations to two former shareholders of Gulfside. These note obligations to the former shareholders are secured by a pledge of Gulfside's partnership interest in the Copa Casino. In the Mississippi suit, the former Gulfside shareholders are demanding the $6 million due under the promissory notes, attorneys fees in an amount not less than $900,000, interest costs, appointment of a receiver for Gulfside and the sale of Gulfside's partnership interest in the Copa Casino.

     These promissory notes, which were owed by Gulfside when The Sands Regent purchased Gulfside in February 1994 in order to acquired Gulfside's partnership interest in the Copa Casino, have not been assumed or guar-anteed by The Sands Regent. Gulfside's only tangible asset is its partnership interest in the Copa Casino and the Copa Casino has not generated adequate operating results to allow for any partner distrib-utions. As such, Gulfside is not presently in the financial position to make any payments with respect to these note obligations.

     The Company will monitor the progress of the lawsuit and take what-ever measures are appropriate to protect the Copa Casino and the Company. The ultimate outcome of the lawsuit, including any financial impact, is not presently subject to reasonable estimation.

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Results of operations - Three months ended December 31, 1994 compared to three months ended December 31, 1993

     In February 1994, the Company acquired Gulfside Casino, Inc. ("GCI") and thereby increased its ownership in Gulfside Casino Partnership ("GCP") to 100%. As such, the results of operations and cash flows of GCI and GCP, which operates the Copa Casino, have been consolidated with the Company's results of operations and cash flows since the date of acquisition. Prior to such acquisition, the Company held a 40% interest in the Copa Casino and accounted for its investment under the equity method of accounting. A significant reason for the increases in revenue and costs and expenses in the current fiscal period, compared to the comparable prior fiscal period, is due to the inclusion of the results of operations of GCI and the Copa Casino upon consolidation.

     In the three month period ended December 31, 1994, compared to the three month period in the prior year, revenues increased from approx-imately $10.6 million to $13.6 million and income from operations de-creased from $1.8 million to $159,000. The Company had a net loss of $292,000 ($.07 per share) in the second quarter of fiscal 1994 compared to net income of $1.1 million ($.26 per share) for the comparable period in fiscal 1994. The increase in revenue is due to the inclusion of Copa Casino revenue. The decreases in income from operations, net income and net income per share are due to the inclusion of Copa Casino operating results and a decline in revenue and profits from the Reno operation. Management believes that the decline in Reno revenue and profits is due to adverse weather conditions, as compared to the prior year, increased competition from new Las Vegas mega-resorts and construction delays on Interstate 80 west of Reno which is a major artery to Northern California.

     The decrease in lodging revenue of $237,000, in the second quarter of fiscal 1995 compared to the same quarter in the prior year, is primarily due to a decrease in Reno hotel occupancy. Hotel occupancy decreased from approximately 83.6% in the second quarter of fiscal 1995 to 78.7% in the second quarter of the current fiscal year. For the same comparable periods, the average room rate decreased from approximately $30 to $29.

     The increase in gaming revenue of $3.8 million is composed of gaming revenue from the Copa Casino of $4.7 million which was offset by a decrease in gaming revenue at the Sands Regency in Reno of approximately $900,000. The decrease in gaming revenue in Reno, which is primarily slot revenue, is due to the decrease in hotel occupancy and a decrease per occupied room. Gaming revenue per occupied room decreased from $85 in the second quarter of fiscal 1994 to $77 in the second quarter of fiscal 1995.

     The increase in food and beverage revenue of $327,000 is principally due to the inclusion of Copa Casino revenue. Likewise, the increase in food and beverage costs and expenses of $225,000 is primarily due to the addition of Copa Casino operations.

Results of operations - Three months ended December 31, 1994 compared to three months ended December 31, 1993 (continued)

     The decrease in other revenue of $721,000, and related decrease in costs and expenses of $756,000, is chiefly due to a decrease in retail liquor store sales. In August 1994, the retail liquor store business, which was operated by the Company in Reno, was sold to a third party. Such third party now operates the retail liquor store in Company owned facilities for rent and other consideration paid to the Company.

     The increase in complimentary lodging, food and beverage, deducted from revenue, of $183,000 and increase in gaming costs and expenses of $2.7 million is due to the inclusion of the Copa Casino.

     The increase in lodging costs and expenses of $199,000 is primarily due to an increase in hotel salaries, wages and benefits in Reno. Certain general salary, wage and benefit increases have been implemented within the last year in order to remain competitive. The increases in maintenance and utilities and general and administrative costs and expenses of $432,000 and $1.4 million, respectively, are principally due to the addition of Copa Casino results of operations. These general and administrative costs and expenses include significant advertising, marketing and promotional costs.

     The increase in depreciation and amortization expense of $476,000 includes the amortization of goodwill for the quarter associated with GCI of $91,000 and depreciation from the Copa Casino of $381,000.

     The increase in interest and other income of approximately $24,000 is composed of an increase in interest income from the Reno operation of $150,000 as a result of the investment of additional excess funds at market interest rates higher than in the comparable prior year period. Such increase was offset, in part, by the non-inclusion of interest earned on advances to GCP in the prior year quarter as includable on a pre-consolidation basis. Upon consolidation, such intercompany income/expense items are now eliminated.

     The increase in interest expense of $405,000 in the second quarter of fiscal 1995, compared to the same quarter of fiscal 1994, includes interest expense from the Copa Casino of $129,000 and interest expense from GCI, which was acquired in February 1994, of $90,000. In addition, interest expense increased as a result of additional borrowings by the Company to finance the operation and expansion of the Copa Casino at interest rates higher in the current fiscal period than in the comparable prior fiscal period.

     The elimination of the equity in loss of unconsolidated affiliate, that occurred in the prior year second quarter, is the result of the Company's acquisition of GCI and GCP in February 1994 and the inclusion of related operations on a consolidated basis in the current second quarter.

     The increase in the effective income tax rate in the current year quarter, compared to the prior year, is the result of the current year deduction of goodwill amortization that is not deductible for income tax purposes and other one-time differences which also have resulted in an increase in the provision for income taxes.

Results of operations - First six months of fiscal 1995 compared to 1994

     In February 1994, the Company acquired Gulfside Casino, Inc. ("GCI") and thereby increased its ownership in Gulfside Casino Partnership ("GCP") to 100%. As such, the results of operations and cash flows of GCI and GCP, which operates the Copa Casino, have been consolidated with the Company's results of operations and cash flows since the date of acquisition. Prior to such acquisition, the Company held a 40% interest in the Copa Casino and accounted for it under the equity method of accounting. A significant reason for the increases in revenue and costs and expenses in the current fiscal period, compared to the comparable prior fiscal period, is due to the inclusion of the results of operations of GCI and the Copa Casino upon consolidation.

     In the six month period ended December 31, 1994, compared to the six month period in the prior year, revenues increased from approximately $23.1 million to $30 million and income from operations decreased from $5.1 million to $2 million. For the same comparable fiscal periods, net income decreased from $2.6 million to $541,000 and net income per share decreased to $.12 from $.60. The increase in revenue is due to the inclusion of Copa Casino revenue. The decreases in income from operations, net income and net income per share are due to the inclusion of Copa Casino operating results and a decline in revenue and profits from the Reno operation. Management believes that the decline in Reno revenue and profits is due to adverse weather conditions in the second quarter of fiscal 1995, as compared to the prior year, increased competition from new Las Vegas mega-resorts and construction delays on Interstate 80 west of Reno which is a major artery to Northern California.

     The decrease in lodging revenue of $588,000, in the first half of fiscal 1995 compared to the same period in the prior year, is primarily due to a decrease in Reno hotel occupancy. Hotel occupancy decreased from approximately 89.4% in the six months ended December 31, 1993 to 84.6% in the six months ended December 31, 1994. For the same comparable periods, the average room rate was approximately the same at $35.

     The increase in gaming revenue of $8.5 million is composed of gaming revenue from the Copa Casino of $10.1 million which was offset by a de-crease in gaming revenue at the Sands Regency in Reno of approximately $1.6 million. The decrease in gaming revenue in Reno, which is primarily slot revenue, is due to the decrease in hotel occupancy and a decrease per occupied room. Gaming revenue per occupied room decreased from $88 in the first half of fiscal 1994 to $74 in the first half of fiscal 1995.

     The increase in food and beverage revenue of $772,000 includes the addition of Copa Casino revenue of $948,000. Such increase was offset by a decrease in revenue from the Reno operation due to thye decrease in hotel occupancy. The related increase in food and beverage costs and expenses of $476,000 is primarily due to the addition of Copa Casino operations.

     The decrease in other revenue of $1.3 million, and related decrease in costs and expenses of $1.4 million, is chiefly due to a decrease in retail liquor store sales. In August 1994, the retail liquor store business, which was operated by the Company in Reno, was sold to a third party.
Such third party now operates the retail liquor store in Company owned

Results of operations - First six months of fiscal 1995 compared to 1994 (continued)

facilities for rent and other consideration paid to the Company.

     The increase in complimentary lodging, food and beverage, deducted from revenue, of $536,000 and increase in gaming costs and expenses of $5.6 million is due to the inclusion of the Copa Casino.

     The increase in lodging costs and expenses of $267,000 is primarily due to an increase in hotel salaries, wages and benefits in Reno. Certain general salary, wage and benefit increases have been implemented within the last year in order to remain competitive. The increases in maintenance and utilities and general and administrative costs and expenses of $931,000 and $3.1 million, respectively, are principally due to the addition of Copa Casino results of operations. These general and administrative costs and expenses include significant advertising, marketing and promotional costs.

     The increase in depreciation and amortization expense of $914,000 includes the amortization of goodwill for the quarter associated with GCI of $183,000 and depreciation from the Copa Casino of $718,000.

     The decrease in interest and other income of approximately $73,000 is due to the non-inclusion of interest earned on advances to GCP of approximately $213,000 in the first half of fiscal 1994 which was then includable on a pre-consolidation basis. Upon consolidation in the current year, such intercompany income/expense items are eliminated.
The above decrease was offset by an increase in interest income from the Reno operation of $150,000 as a result of the investment of additional excess funds at market interest rates higher than in the comparable prior year period.

     The increase in interest expense of $888,000 in the six months ended December 31, 1995, compared to the same six months in fiscal 1994, includes interest expense from the Copa Casino of $289,000 and interest expense from GCI, which was acquired in February 1994, of $181,000. In addition, interest expense increased as a result of additional borrowings by the Company to finance the operation and expansion of the Copa Casino at interest rates higher in the current fiscal period than in the comparable prior fiscal period.

     The elimination of the equity in loss of unconsolidated affiliate, that occurred in the prior year first six months, is the result of the Company's acquisition of GCI and GCP in February 1994 and the inclusion of related operations on a consolidated basis in the current period.

     The increase in the effective income tax rate in the current year six months, compared to the prior year, is the result of the current year deduction of goodwill amortization that is not deductible for income tax purposes and other one-time differences which also have resulted in an increase in the provision for income taxes.

Results of operations - First six months of fiscal 1995 compared to 1994 (continued)

     As is true for other hotel/casinos in the Reno area, demand for the Company's facilities declines in the winter. Operating margins and, to a lesser extent, revenues are lower during the second and third fiscal quarters due to lower room rates and a lower level of gaming play per occupied room. The Sands Regent is generally not affected as severely as many other hotel/casinos in the Reno area because the Company attracts high levels of group business during that period. This group business and the Company's flexible pricing strategy have enabled the Company to maintain relatively high levels of hotel occupancy. Management anticipates that the trend of experiencing lower operating margins in the second and third quarters of each fiscal year will continue.

     Management anticipates that such trends will also occur at the Copa Casino. However, because of the limited amount of time that the Copa has been in operation, the limited amount of time that gaming has existed on Mississippi gulfcoast area and the rapid expansion of gaming in Mississippi, the nature and extent of seansonal fluctuations are not presently subject to reasonable estimation.

Capital resources and liquidity

     As of December 31, 1994, the Company's net investment in and advances to, or on behalf of the Copa Casino and Gulfside Casino, Inc., was $22.5 million. The Copa Casino continues to operate at a net loss and current liabilities exceed current assets at December 31, 1994. Although the Company is reviewing various alternative courses of action to improve revenues and decrease costs and expenses in order to achieve profitable operating results, there are no assurances of success. It may be necessary for the Company to invest or advance additional amounts to or on behalf of the Copa Casino. If the Company is unsuccessful in its efforts, an impair-ment in asset value may occur which could result in a loss upto the amount invested in or advanced to or for the benefit of the Copa Casino.

     Other than above, there were no material changes in The Sands Regent's financial condition nor were there any substantive changes relative to matters discussed in the Capital Resources and Liquidity section of Manage-ment's Discussion and Analysis of Financial Condition and Results of Oper-ations as presented in the 1994 Annual Report appearing as exhibit 13 to the Company's Form 10-K for the year ended June 30, 1994.

                         PART II  OTHER INFORMATION


Item 1.  Legal Proceedings.

         NONE

Item 2.  Changes in Securities.

         NONE

Item 3.  Defaults Upon Senior Securities.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders was held on November 7, 1994. At such meeting, Mr. Jon N. Bengtson was re-elected to serve as a Director. The remaining continuing Directors are Pete Cladianos, Jr., Pete Cladianos III, Joseph G. Fanelli, Katherene Latham, Weldon Upton and David R. Wood.

     There were no other matters voted on at the Annual meeting.

Item 5.  Other information.

         NONE

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits


         10(a)  Second Amendment to Gulfside Casino, a Mississippi
                General Partnership, General Partnership Agreement, dated December 9, 1994, between Gulfside Casino, Inc.
                and Patrician, Inc. (both wholly owned subsidiaries of The Sands Regent).

         27     Financial Data Schedule


    (b)  Reports on Form 8-K:

         NONE

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE SANDS REGENT
                                    (Registrant)

Date: February 13, 1995           By          /s/David R. Wood
                                     ------------------------------------
                                                 David R. Wood,
                                            Vice President - Finance
                                            Principal Accounting and
                                               Financial Officer

                               INDEX TO EXHIBITS

                                                         Sequentially
   Exhibit                                                 Numbered
    Number                                                   Page
   -------                                               ------------
     10(a)  Second Amendment to Gulfside Casino, a
            Mississippi General Partnership, General
            Partnership Agreement, dated December 9,
            1994, between Gulfside Casino, Inc. and
            Patrician, Inc. (both wholly owned sub-
            sidiaries of The Sands Regent)..................

     27     Financial Data Schedules........................