Form 10-Q
period 1995-03-31
SANDS REGENT
filed 1995-05-12
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31,1995  or
                               --------------    -----------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number   0-14050
                       --------------------------------------------------------


                                THE SANDS REGENT
- -------------------------------------------------------------------------------
              (exact name of registrant as specified in charter)


               Nevada                                     88-0201135
- ---------------------------------------          ---------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


                345 North Arlington Avenue, Reno, Nevada 89501
- --------------------------------------------------------------------------------
             (Address of principal executive offices) (zip code)


Registrant's telephone number, including area code  (702) 348-2200
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---    ---
On May 12, 1995, the registrant had outstanding 4,498,722 shares of its common stock, $.05 par value.

                       THE SANDS REGENT AND SUBSIDIARIES


                                   FORM 10-Q


                               TABLE OF CONTENTS

                                                                 Page No.
         PART I FINANCIAL INFORMATION

         Item 1.  Financial Statements.                           1 - 7

              Consolidated Statements of Income                     1

              Consolidated Balance Sheets                         2 - 3

              Consolidated Statements of Cash Flows               4 - 5

              Notes to Interim Consolidated Financial
                  Statements                                      6 - 7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations.                                     8 - 12

         PART II OTHER INFORMATION

         Item 1.  Legal Proceedings.                               13

         Item 2.  Changes in Securities.                           13

         Item 3.  Defaults Upon Senior Securities.                 13

         Item 4.  Submission of Matters to a Vote of
                  Security Holders.                                13

         Item 5.  Other Information.                               13

         Item 6.  Exhibits and Reports on Form 8-K.                13


         SIGNATURES                                                14

                        PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands,                                    THREE MONTHS                             NINE MONTHS
except per share amounts)                                ENDED MARCH 31,                          ENDED MARCH 31,
                                                   ------------------------------         ------------------------------
                                                       1994             1995                  1994             1995
Operating revenues:                                ------------     -------------         ------------     -------------
  Gaming                                               $ 8,101            $10,785           $20,525              $31,739
  Lodging                                                1,970              1,907             7,630                6,979
  Food and beverage                                      1,774              1,913             5,164                6,075
  Other                                                    761                419             3,075                1,413
                                                     ---------          ---------         ---------            ---------
                                                        12,606             15,024            36,394               46,206

Less complimentary lodging, food
  and beverage included above                              636                640             1,366                1,906
                                                     ---------          ---------          ---------           ---------
                                                        11,970             14,384             35,028              44,300
                                                     ---------          ---------          ---------           ---------
Operating costs and expenses:
  Gaming                                                 3,960              5,391             9,349               16,375
  Lodging                                                1,106              1,226             3,467                3,854
  Food and beverage                                      1,416              1,576             4,354                4,990
  Other                                                    660                162             2,646                  771
  Maintenance and utilities                                753              1,024             1,994                3,196
  General and administrative                             1,964              3,000             4,780                8,891
  Depreciation and amortization                            787              1,117             2,049                3,293
                                                     ---------          ---------         ---------            ---------
                                                        10,646             13,496            28,639               41,370
                                                     ---------          ---------         ---------            ---------
Income from operations                                   1,324                888             6,389                2,930
                                                     ---------          ---------         ---------            ---------
Other income (deductions):
  Interest and other income                                158                136               503                  408
  Interest and other expense                              (327)              (642)             (744)              (1,947)
  Equity in income (loss) of
    unconsolidated affiliate                                64                 --            (1,078)                  --
                                                     ---------          ---------         ---------            ---------
                                                          (105)              (506)           (1,319)              (1,539)
                                                     ---------          ---------         ---------            ---------
Income before income taxes                               1,219                382             5,070                1,391
Provision for income taxes                                 400                 59             1,629                  527
                                                     ---------          ---------         ---------            ---------
Net income                                             $   819             $  323           $ 3,441              $   864
                                                     =========          =========         =========            =========
Net income per share                                     $ .19              $ .07             $ .79                $ .19
                                                     =========          =========         =========            =========
Weighted average shares
  outstanding                                        4,404,989          4,498,722         4,362,678            4,497,244
                                                     =========          =========         =========            =========

  The accompanying notes are an integral part of these consolidated financial statements.
                                      -1-

                       THE SANDS REGENT AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                                                   JUNE 30,           MARCH 31,
                                                                           1994               1995
                                                                         ---------         ----------
                                   ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                               $ 9,669           $ 9,191
  Short-term investments                                                      135             1,355
  Accounts and notes receivable less allow-
      ance for possible losses of $111 and $122                               330               603
  Inventories                                                               1,116               701
  Prepaid federal income taxes                                                179               201
  Prepaid expenses and other assets                                         1,136             1,071
                                                                          -------           -------
        Total current assets                                               12,565            13,122

PROPERTY AND EQUIPMENT:
  Land                                                                      8,101             8,101
  Buildings, ship and improvements                                         53,639            53,853
  Equipment, furniture and fixtures                                        21,794            22,085
  Construction in progress                                                    236               760
                                                                          -------           -------
                                                                           83,770            84,799
  Less accumulated depreciation                                            22,963            25,518
                                                                          -------           -------
                                                                           60,807            59,281
OTHER ASSETS:

  Goodwill, net of accumulated
    amortization of $122 and $396                                           7,195             6,921
  Note receivable                                                           1,258             1,252
  Other                                                                       443               414
                                                                          -------           -------
                                                                            8,896             8,587
                                                                          -------           -------
      Total assets                                                        $82,268           $80,990
                                                                          =======           =======





  The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                                                   JUNE 30,          MARCH 31,
                                                                           1994              1995
                                                                         --------          ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $ 3,475           $ 2,104
  Accrued salaries, wages and benefits                                      1,668             1,870
  Other accrued expenses                                                      712             1,248
  Deferred federal income tax liability                                       168                27
  Current maturities of long-term debt                                      1,722             4,301
                                                                          -------           -------
      Total current liabilities                                             7,745             9,550

LONG-TERM DEBT                                                             27,559            25,132

DEFERRED FEDERAL INCOME TAX LIABILITY                                       2,732             1,876

OTHER                                                                          94                66

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                                             --                --
  Common stock, $.05 par value, 20,000,000
    shares authorized, 6,892,722 and
    6,898,722 shares issued                                                   345               345
  Additional paid-in capital                                               13,036            13,074
  Retained earnings                                                        53,112            53,302
                                                                          -------           -------
                                                                           66,493            66,721

  Treasury stock, at cost, 2,400,000 shares                               (22,355)          (22,355)
                                                                          -------           -------
      Total stockholders' equity                                           44,138            44,366
                                                                          -------           -------
      Total liabilities and stockholders'
        equity                                                            $82,268           $80,990
                                                                          =======           =======





  The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  (Dollars in thousands)                                                      NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         ----------------------------
                                                                           1994               1995
                                                                         ---------          ---------
  OPERATING ACTIVITIES:
    Net income                                                            $ 3,441            $  864
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                         2,049             3,293
      Loss on sale of property and equipment                                   50                 5
      Noncash interest income from
        unconsolidated affiliate                                             (285)               --
      Equity in loss of unconsolidated
        affiliate                                                           1,078                --
      Change in assets and liabilities net
        of effects from acquisition:
          (Increase) in accounts and notes
            receivable                                                         (9)             (273)
          (Increase) decrease in inventories                                 (176)              415
          Decrease in prepaid expenses and
            other current assets                                              125                65
          Decrease in other assets                                             19                21
          (Decrease) in accounts payable                                     (249)             (516)
          Increase (decrease) in accrued
            expenses                                                         (295)              738
          (Decrease) in federal income taxes
            payable                                                        (1,071)              (22)
          Increase (decrease) in deferred
            federal income taxes                                              225              (997)
          (Decrease) in other liabilities                                      --               (28)
                                                                           ------            ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                 4,902             3,565
                                                                           ------            ------
  INVESTING ACTIVITIES:
    Purchase of short-term investments                                        (10)           (1,220)
    Sale and maturity of short-term
      investments                                                             304                --
    Payments received on note receivable                                       --                 6
    Additions to property and equipment                                    (1,025)           (1,507)
    Proceeds from sale of property and
      equipment                                                               344                17
    Investment in and advances to
      unconsolidated affiliate                                             (4,761)               --
    Payments to acquire company, net
      of cash acquired                                                     (1,699)               --
                                                                           ------            ------

  NET CASH USED IN INVESTING ACTIVITIES                                    (6,847)           (2,704)
                                                                           ------            ------
                                  (continued)

                       THE SANDS REGENT AND SUBSIDIARIES

  (Dollars in thousands)                                                       NINE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           -------------------------
                                                                            1994               1995
                                                                           ------             ------
  FINANCING ACTIVITIES:
    Payment of accounts payable for prior
      period purchases of property and
      equipment                                                            $ (893)           $ (736)
    Issuance of long-term debt                                              5,500               225
    Payments on long-term debt                                               (380)             (192)
    Issuance of common stock                                                  100                38
    Payment of dividends on common stock                                     (652)             (674)
                                                                           ------            ------
  NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                                                    3,675            (1,339)
                                                                           ------            ------
  INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                        1,730              (478)
  CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                                  2,970             9,669
                                                                           ------            ------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $4,700            $9,191
                                                                           ======            ======
  SUPPLEMENTAL CASH FLOW INFORMATION:

    Note receivable acquired upon sale
      of property and equipment                                            $1,261                --
                                                                           ======            ======
    Property and equipment acquired by
      accounts payable                                                     $1,236                --
                                                                           ======            ======
    Property and equipment acquired by
      long-term debt                                                         $105                --
                                                                           ======            ======
    Accounts payable converted to long-
      term debt                                                                --              $119
                                                                           ======            ======
    Other liabilities included in investment
      in and advances to unconsolidated
      affiliate                                                               $57                --
                                                                           ======            ======
    Issuance of common stock to acquire
      company                                                              $1,763                --
                                                                           ======            ======
    Interest paid, net of amount capitalized                               $  638            $1,651
                                                                           ======            ======
    Federal income taxes paid                                              $2,475            $1,550
                                                                           ======            ======

  The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED MARCH 31, 1995 AND 1994


NOTE 1 - BASIS OF PREPARATION
- -----------------------------

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

     The Consolidated Balance Sheet at June 30, 1994 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of March 31, 1995 and the results of operations and cash flows for the three and nine months ended March 31, 1995 and 1994 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries Zante, Inc., Patrician, Inc. and Gulfside Casino, Inc. and Gulfside Casino Partnership (together the "Company"). Patrician, Inc. and Gulfside Casino, Inc. are the sole partners in Gulfside Casino Partnership. Prior to the acquisition of Gulfside Casino, Inc. in February 1994, the Company accounted for its investment in Gulfside Casino Partnership under the equity method of accounting. Zante, Inc. owns and operates the Sands Regency hotel/casino in Reno, Nevada and Gulfside Casino Partnership owns and operates the Copa Casino in Gulfport, Mississippi.

NOTE 2 - RECLASSIFICATIONS
- --------------------------

     Certain reclassifications have been made to the March 31, 1994 interim consolidated financial statements to conform to the March 31, 1995 presentation.

NOTE 3 - COMMITMENTS AND CONTINGENCIES
- --------------------------------------

     The Copa Casino, on a stand alone basis, continues to operate at a net loss and, as of March 31, 1995, current liabilities exceeded current assets. Management continues to undertake actions in an attempt to improve Copa Casino revenues and to decrease costs. The Company also continues to explore site development options. The scope of such plans have been limited and negatively impacted by an action of the Mississippi State Port Authority Board of Commissioners. On October 27, 1994, the Board of Commissioners specifically denied the Company's proposed development of a hotel for the Copa Casino site. Other development options and strategies, however, continue to be pursued by the Company.

                       THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED MARCH 31, 1995 AND 1994


NOTE 3 - COMMITMENTS AND CONTINGENCIES (continued)
- --------------------------------------------------

     The Company's net investment in and advances to Gulfside Casino, Inc. and the Copa Casino was approximately $22.8 million as of March 31, 1995. There are no assurances that the Company's efforts to improve operating results will be successful and the outcome of these efforts cannot presently be determined. Accordingly, no provision for any loss due to an impairment in value of the assets of Gulfside Casino, Inc. or the Copa Casino, that may result upon the resolution of these matters, has been made in the accompanying interim consolidated financial statements.

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

     These promissory notes, which were owed by Gulfside when The Sands Regent purchased Gulfside in February 1994 in order to acquire Gulfside's partnership interest in the Copa Casino, have not been assumed or guaranteed by The Sands Regent. Gulfside's only tangible asset is its partnership interest in the Copa Casino and the Copa Casino has not generated adequate operating results to allow for any partner distributions. As such, Gulfside is not presently in the financial position to make any payments with respect to these note obligations.

     The Company will monitor the progress of the lawsuit and take whatever measures are appropriate to protect the Copa Casino and the Company. The ultimate outcome of the lawsuit, including any financial impact, is not presently subject to reasonable estimation.

ITEM 2.  Management's Discussion and Analysis of
- ------------------------------------------------
         Financial Condition and Results of Operations.
         ----------------------------------------------

Results of operations - Three months ended March 31, 1995 compared to
- ---------------------------------------------------------------------
three months ended March 31, 1994
- ---------------------------------

     In February 1994, the Company acquired Gulfside Casino, Inc. ("GCI") and thereby increased its ownership in Gulfside Casino Partnership ("GCP") to 100%. As such, the results of operations and cash flows of GCI and GCP, which operates the Copa Casino, have been consolidated with the Company's results of operations and cash flows since the date of acquisition. Prior to such acquisition, the Company held a 40% interest in the Copa Casino and accounted for its investment under the equity method of accounting. A significant reason for the increases in revenue and costs and expenses in the current fiscal period, compared to the comparable prior fiscal period, is due to the inclusion of the results of operations of GCI and the Copa Casino upon consolidation for the entire third quarter of fiscal 1995.

     In the three month period ended March 31, 1995, compared to the same three month period in the prior year, revenues increased from approximately $12 million to $14.4 million and income from operations decreased from $1.3 million to $888,000. Net income was $323,000 or $.07 per share in the third quarter of fiscal 1995 compared to net income of $819,000 or $.19 per share for the comparable period in fiscal 1994. The increase in revenue is due to the inclusion of Copa Casino revenue. The decreases in income from operations, net income and net income per share are due to the inclusion of Copa Casino operating results and a decline in revenue and profits from the Reno operation. Management believes that the decline in Reno revenue and profits is due to adverse weather conditions in Nevada and California during the third quarter of fiscal 1995 and increased competition from the new Las Vegas mega-resorts.

     The slight decrease in lodging revenue of $63,000, in the third quarter of fiscal 1995 compared to the same quarter in the prior year, is primarily due to a decrease in the average room rate. The average room rate decreased from approximately $27 in the third quarter of fiscal 1994 to $26 in the third quarter of the current fiscal year. For the same comparable periods, hotel occupancy increased from 87.1% to 89.5%.

     The increase in gaming revenue of $2.7 million is composed of gaming revenue from the Copa Casino of $2.9 million which was offset by a decrease in gaming revenue at the Sands Regency in Reno of approximately $200,000. The decrease in gaming revenue in Reno is due to a decrease in gaming revenue per occupied room. Gaming revenue per occupied room decreased from $80 in the third quarter of fiscal 1994 to $75 in the third quarter of fiscal 1995.

     The increase in food and beverage revenue of $139,000 is principally due to the inclusion of Copa Casino revenue. Likewise, the increase in food and beverage costs and expenses of $160,000 is primarily due to the addition of Copa Casino operations.

Results of operations - Three months ended March 31, 1995 compared to
- ---------------------------------------------------------------------
three months ended March 31, 1994 (continued)
- ---------------------------------------------

     The decrease in other revenue of $342,000, and related decrease in costs and expenses of $498,000, is largely due to a decrease in retail liquor store sales. In August 1994, the retail liquor store business, which was operated by the Company in Reno, was sold to a third party. Such third party now operates the retail liquor store in Company owned facilities for rent and other consideration paid to the Company.

      The increases in gaming, maintenance and utilities, and general and administrative costs and expenses of $1.4 million, $271,000 and $1 million, respectively, are principally due to the addition of Copa Casino results of operations. The general and administrative costs and expenses include significant advertising, marketing and promotional costs. The increase in lodging costs and expenses of $120,000 is primarily due to an increase in hotel salaries, wages and benefits in Reno. Certain general salary, wage and benefit increases have been implemented within the last year in order to remain competitive.

     The increase in depreciation and amortization expense of $330,000 includes the amortization for the quarter of goodwill associated with GCI of $58,000 and depreciation from the Copa Casino of $270,000.

     The decrease in interest and other income of approximately $22,000 is composed of an increase in interest income from the Reno operation of $90,000 as a result of the investment of additional excess funds at market interest rates higher than in the comparable prior year period. Such increase was offset by the non-inclusion of interest earned on advances to GCP in the prior year quarter which was included on a pre-consolidated basis. Upon consolidation, such intercompany income/expense items are now eliminated.

     The increase in interest expense of $315,000 in the third quarter of fiscal 1995, compared to the same quarter of fiscal 1994, includes incremental interest expense from the Copa Casino of $51,000 and additional interest expense from GCI, which was acquired in February 1994, of $56,000. In addition, interest expense increased as a result of higher interest rates in the current fiscal period compared to the prior year and due to additional borrowings by the Company in the third and fourth quarters of fiscal 1994 to finance the operation and expansion of the Copa Casino.

     The elimination of the equity in income of unconsolidated affiliate, that occurred in the prior year third quarter, is the result of the Company's acquisition of GCI and GCP in February 1994 and the inclusion of related operations on a consolidated basis in the current year third quarter.

     The decrease in the effective income tax rate in the current year quarter, compared to the prior year quarter, is the result of the reversal of certain prior quarter timing differences. Such decrease has been offset, in part, by the current year deduction of goodwill amortization that is not deductible for income tax purposes.

Results of operations - First nine months of fiscal 1995 compared to 1994
- -------------------------------------------------------------------------
compared to first nine months of fiscal 1994
- -------------------------------------------

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

     In the nine months ended March 31, 1995, compared to the same nine months in the prior year, revenues increased from approximately $35 million to $44.3 million and income from operations decreased from $6.4 million to $2.9 million. For the same comparable fiscal periods, net income decreased from $3.4 million to $864,000 and net income per share decreased to $.19 from $.79. The increase in revenue is due to the inclusion of Copa Casino revenues. The decreases in income from operations, net income and net income per share are due to the inclusion of Copa Casino operating results and a decline in revenue and profits from the Reno operation. Management believes that the decline in Reno revenue and profits is due to adverse weather conditions in Nevada and California during the second and third quarters of fiscal 1995, increased competition from the new Las Vegas mega-resorts and construction delays on Interstate 80 west of Reno, which is a major artery to Northern California, during the first fiscal quarter.

     The decrease in lodging revenue of $651,000, in the first three quarters of fiscal 1995 compared to the same periods in the prior year, is primarily due to a decrease in Reno hotel occupancy. Hotel occupancy decreased from approximately 88.7% in the nine months ended March 31, 1994 to 86.2% in the nine months ended March 31, 1995. For the same comparable periods, the average room rate decreased from $32 to $31.

     The increase in gaming revenue of $11.2 million is composed of gaming revenue from the Copa Casino of $13 million which was offset by a decrease in gaming revenue at the Sands Regency in Reno of approximately $1.8 million. The decrease in gaming revenue in Reno, which is primarily slot revenue, is due to the decrease in hotel occupancy and a decrease in gaming revenue per occupied room. Gaming revenue per occupied room decreased from $80 in the first nine months of fiscal 1994 to $74 in the first nine months of fiscal 1995.

     The increase in food and beverage revenue of $911,000 includes the addition of Copa Casino revenue of $1.1 million. Such increase was offset by a decrease in revenue from the Reno operation due to the decrease in hotel occupancy. The related increase in food and beverage costs and expenses of $636,000 is primarily due to the addition of Copa Casino operations.

Results of operations - First nine months of fiscal 1995 compared to 1994
- -------------------------------------------------------------------------
compared to first nine monts of fiscal 1994 (continued)
- -------------------------------------------------------

     The decrease in other revenue of $1.7 million, and related decrease in costs and expenses of $1.9 million, is chiefly due to a decrease in retail liquor store sales. In August 1994, the retail liquor store business, which was operated by the Company in Reno, was sold to a third party. Such third party now operates the retail liquor store in Company owned facilities for rent and other consideration paid to the Company.

     The increase in complimentary lodging, food and beverage, deducted from revenue, of $540,000 and increase in gaming costs and expenses of $7 million is due to the inclusion of the Copa Casino.

     The increase in lodging costs and expenses of $387,000 is primarily due to an increase in hotel salaries, wages and benefits in Reno. Certain general salary, wage and benefit increases have been implemented within the last year in order to remain competitive. The increases in maintenance and utilities and general and administrative costs and expenses of $1.2 million and $4.1 million, respectively, are principally due to the addition of Copa Casino results of operations. These general and administrative costs and expenses include significant advertising, marketing and promotional costs.

     The increase in depreciation and amortization expense of $1.2 million includes the amortization of goodwill for the quarter associated with GCI of $241,000 and depreciation from the Copa Casino of $988,000.

     The decrease in interest and other income of approximately $95,000 is due to the non-inclusion of interest earned on advances to GCP of approximately $284,000 in the nine months ended March 31, 1995 which was then included on a pre-consolidation basis. Upon consolidation in the current year, such intercompany income/expense items are eliminated. The above decrease was offset by an increase in interest income from the Reno operation of $269,000 as a result of the investment of additional excess funds at market interest rates higher than in the comparable prior year period.

     The increase in interest expense of $1.2 million in the nine months ended March 31, 1995, compared to the same nine months in fiscal 1994, includes interest expense from the Copa Casino of $340,000 and interest expense from GCI, which was acquired in February 1994, of $237,000. In addition, interest expense increased as a result of additional borrowings by the Company, in fiscal 1994, to finance the operation and expansion of the Copa Casino at interest rates higher in the current fiscal period than in the comparable prior fiscal period.

     The elimination of the equity in loss of unconsolidated affiliate, that occurred in the prior year first nine months, is the result of the Company's acquisition of GCI and GCP in February 1994 and the inclusion of related operations on a consolidated basis in the current nine month period.

     The increase in the effective income tax rate in the current year nine months, compared to the prior year, is the result of the current year deduction of goodwill amortization of $241,000 that is not deductible for income tax purposes.

Results of operations - First nine months of fiscal 1995 compared to 1994
- -------------------------------------------------------------------------
compared to first nine monts of fiscal 1994 (continued)
- -------------------------------------------------------

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

     Management anticipates that such trends will also occur at the Copa Casino. However, because of the limited amount of time that the Copa has been in operation, the limited amount of time that gaming has existed on the Mississippi gulfcoast and the rapid expansion of gaming in Mississippi, the nature and extent of seasonal fluctuations are not presently subject to reasonable estimation.

  Capital resources and liquidity
  -------------------------------

     As of March 31, 1995, the Company's net investment in and advances to, or on behalf of the Copa Casino and Gulfside Casino, Inc., was $22.8 million. The Copa Casino continues to operate at a net loss and current liabilities exceed current assets at March 31, 1995. The Company continues to explore various alternative courses of action to improve revenues and decrease costs and expenses in order to achieve profitable operating results without assurances of success. It may be necessary for the Company to invest or advance additional amounts to or on behalf of the Copa Casino. An impairment in asset value may occur which could result in a loss up to the amount invested in or advanced to or for the benefit of the Copa Casino.

     Other than above, there were no material changes in The Sands Regent's financial condition nor were there any substantive changes relative to matters discussed in the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the 1994 Annual Report appearing as exhibit 13 to the Company's Form 10-K for the year ended June 30, 1994.

                         PART II  OTHER INFORMATION
                         ---------------------------



Item 1.  Legal Proceedings.
- ---------------------------

         For a discussion regard a lawsuit filed against a wholly owned subsidiary of the Company, see note 3 to the Notes to Interim Consolidated Financial Statments included herein.

Item 2.  Changes in Securities.
- -------------------------------

         NONE

Item 3.  Defaults Upon Senior Securities.
- -----------------------------------------

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

         NONE

Item 5.  Other information.
- ---------------------------

         NONE

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

     (a)   Exhibits

           27 Financial Data Schedule

     (b)   Reports on Form 8-K:

           NONE

SIGNATURES
- ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE SANDS REGENT
                                  (Registrant)


Date: May 12, 1995              By  /S/ David R. Wood
                                    -------------------------------------------
                                    David R. Wood, Vice President - Finance
                                    Principal Accounting and Financial Officer

                              INDEX TO EXHIBITS



                                                                Sequentially
Exhibit                                                           Numbered
Number                                                              Page
- -------                                                         ------------

  27                    Financial Data Schedule
