Form 10-K
period 1995-06-30
SANDS REGENT
filed 1995-09-28
CIK 753899

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                              -------------------
(MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO  FEE  REQUIRED)

                        FOR THE TRANSITION PERIOD FROM:

                        COMMISSION FILE NUMBER: 0-14050

                                THE SANDS REGENT
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------

                 NEVADA                                   88-0201135
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

            345 NORTH ARLINGTON AVENUE
                RENO, NEVADA                                 89501
     (Address of principal executive offices)              (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (702) 348-2200

                                ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.05 PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

    The aggregate market value of the Registrant's $.05 par value Common Stock held by non-affiliates of the Registrant on September 25, 1995 was $ 12,160,340. The aggregate market value is computed with reference to the average price per share on such date.

    Registrant's Common Stock outstanding at September 25, 1995 was 4,498,722 shares.

    Portions of Registrant's 1995 Annual Report to the Shareholders are incorporated into Part II as set forth herein. Portions of Registrant's definitive Proxy Statement for its November 6, 1995 Annual Meeting of Shareholders are incorporated into Part III as set forth herein.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL
                                  THE COMPANY

    The Company, through a wholly-owned subsidiary, Zante, Inc. ("Zante"), owns and operates the Sands Regency hotel/casino in downtown Reno, Nevada. The Company, through three wholly-owned subsidiaries, Patrician, Inc. ("Patrician"), Gulfside Casino, Inc. ("GCI") and Artemis, Inc., ("Artemis"), owns Gulfside Casino Partnership (the "Partnership"), which owns the Copa Casino, a dockside gaming vessel located in Gulfport, Mississippi. GCI, Patrician and Artemis own 20%, 79% and 1%, respectively, of the Partnership. Gaming operations for the Copa Casino commenced in September 1993. Patrician and GCI have equal voting control over all activities and all matters presented to the Partnership Board are subject to unanimous approval. Patrician is the day-to-day operations manager for which there is no management fee or other specific compensation.

    Reno, Nevada. The Sands Regency hotel/casino has approximately 27,000 square feet of gaming space and 938 hotel rooms, including 32 suites of various sizes. The complex also includes three restaurants, a "Winchell's Donut House", a "Pizza Hut", an "Arby's" restaurant operated by a third party, a "Baskin-Robbins" and an "Orange Julius" operated by a third party, four cocktail lounges, a gift shop, a beauty/barber shop and a liquor store, each operated by third parties, a video arcade, a health club, a swimming pool and over 10,000 square feet of convention and meeting space which can seat up to 650 people. The Company maintains six parking areas on its main hotel/casino property and adjacent to it, including two parking garages, with a total combined capacity for approximately 1,000 vehicles. Although the Company offers, on a very limited basis, complimentary hotel accommodations to select customers, no group arrangements known as "junkets" are conducted.

       The average room occupancy for fiscal 1995 was 87.1% compared to 89.7% for 1994. The hotel's average room rate for the current fiscal year was approximately $33.00 as compared to $32.00 in the prior fiscal year.

       As of September 26, 1995, the casino offered 18 table games, including 14 blackjack tables, 1 caribbean stud table, 1 craps table, and 2 roulette tables, two keno games and approximately 783 slot machines. In connection with the supervision of its gaming activities, the Company's policies include stringent controls, cross-checks and recording of all receipts and disbursements.

       The Company's Reno, Nevada operations are conducted 24 hours a day, every day of the year. The primary source of revenues and income to the Company is its gaming activities, although the hotel, bars, shops, restaurants and other services are an important adjunct to the gaming activities. The Company's operating and marketing philosophy emphasizes high volume business, offering large, attractive hotel rooms at reasonable prices to travel group wholesalers, primarily from Western Canada, the Pacific Northwest and Northern California. Gaming accounted for approximately 56% of the Company's revenues in fiscal 1995 and approximately 77% of the gaming revenues were generated by slot machines. The Company generally does not extend credit to its gaming customers.

       The Company has local government approval for a major expansion program at its Reno facility. As presently approved, the construction is to be completed in phases through approximately the year 2000. Construction of the next phase, which must commence by February 1996, would include an expansion of approximately 5,500 square feet of casino, commercial and restaurant/convention space. All phases of the expansion program are presently planned to be built on properties owned by the Company.

       The subsequent phases, as presently approved, would include adding in excess of 300 additional hotel rooms, approximately 25,000 square feet of gaming space, 19,000 square feet of convention, meeting and commercial space, a 34-lane bowling alley, restaurants and other public areas. Also included is the construction of a parking structure sufficient to accommodate approximately 700 vehicles which will meet the hotel/casino's increased capacity.

       The total estimated cost of all of the phases of the expansion project, if completed, is $40 million. Potential sources of financing include bank or other debt, available cash and funds generated from operations, public equity securities, or a combination of these sources. The Company does not expect to begin construction on any phase without arranging all or substantially all of the financing of such phase. It is anticipated that the first phase, which is estimated to cost $1.5 million, will be financed by available cash and funds generated from operations.

       Major construction projects, such as the proposed addition to the hotel/casino, entail significant risks. These include the risk of cost overruns, insufficient financing, labor disputes, material shortages and other potential problems. In addition to these risks, completion will be subject to compliance with local governmental requirements.

    Gulfport, Mississippi. In December 1992, the Company, through Patrician, entered into a partnership agreement with GCI to develop and operate a dockside gaming facility in Gulfport, Mississippi. Located approximately 75 miles from New Orleans, Louisiana and 70 miles from Mobile, Alabama, the facility, known as the "Copa Casino," is a permanently moored 500-foot cruise ship. Gaming operations commenced in mid- September 1993.

    On February 25, 1994, the Company acquired all of the outstanding stock of GCI as well as certain advances to the Partnership previously due to an affiliate of GCI. GCI's principal asset is its general partnership interest in the Partnership. In April 1995, Artemis was formed as a wholly-owned subsidiary of The Sands Regent and acquired a 1% ownership interest in the Partnership from Patrician. The Company, through Patrician, GCI and Artemis, owns 100% of the Partnership.

    Mississippi, which legalized casino gaming in September 1991, allows for 24-hour gaming on riverboats or other floating vessels located on or adjacent to approved navigable waterways. Such floating facilities need not cruise into the waterways and, as such, become permanently moored as dockside gaming facilities. Gulfport is a deep-water port located on U.S. Highway 90 on the Mississippi gulf coast. A population of approximately 2.5 million resides within a 100-mile radius, including New Orleans and Mobile. Interstate Highway 10, which is the main thoroughfare between Mobile and New Orleans, lies approximately 10 miles to the north of the port area. The Gulfport-Biloxi metropolitan area has over 6,000 hotel and motel rooms located in the immediate Gulfport-Biloxi area.

    The Copa Casino consists of approximately 24,000 square feet of casino space located on two decks. As of September 26, 1995, the Copa offered 679 slot machines and 29 table games, including craps, roulette, blackjack, caribbean stud, let it ride and poker. In addition, the facility also includes 4 cocktail lounges/bars, a deli-style restaurant, a buffet restaurant operated by a third party, a gift shop and various ancillary services and facilities. The deck below the two casino decks contains a surveillance area, a vault, count rooms and security and various operations and administrative offices. An additional three decks on the ship are available for future expansion of gaming and dining facilities.

    The Copa Casino is permanently moored dockside at a location known as the "Horseshoe Site." Such site, which is leased from the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority, is between the East and West Piers of the Mississippi State Port in Gulfport, Mississippi. This location, which includes 8.3 acres of land based facilities, will accommodate surface parking for approximately 840 vehicles. The leased facilities also include a docking structure which accommodates the Copa Casino ship and will allow for mooring of additional vessels. The docking structure also includes a roadway and pedestrian walk which provides access to the Copa Casino entrance.

       As in Nevada, the Mississippi operations are conducted 24 hours a day every day of the year. Present operations provide for the offering of complimentary food and beverage on a limited basis. Group arrangements, known as "junkets," are not conducted.


MARKETING

       Reno, Nevada. The central component of the Company's marketing philosophy is to utilize travel wholesalers to attract group and air wholesale business to the hotel/casino. This philosophy is based on offering attractive, well-furnished, large hotel accommodations and quality food and beverages at prices slightly lower than those of most major hotel/casinos in Reno. Management believes this strategy has enabled the Company to maintain high levels of hotel occupancy.

       Significant group and air wholesale market areas continue to be Western Canada, the Pacific Northwest and Northern California. The Company continues to expand its marketing areas by adding additional air wholesalers and has been successful in obtaining wholesale business in Central and Eastern Canada, the Midwest, Southwest and Southern California.

       In addition to the group and air wholesale business, the Company is aggressively packaging and marketing convention and military reunion business which require 300 rooms or less. Other travel package arrangements are also being promoted which are geared toward individual travelers. The Company undertakes, from time to time, direct advertising in select Western cities in order to promote and increase the individual traveler business.

       The Company uses a flexible approach to pricing its rooms which is designed to maintain high occupancy levels. Hotel rooms are offered at discount prices to travel wholesalers, as much as six months in advance of arrival, for block sales of rooms used in travel packages. This is particularly important to the Company because of the impact of hotel occupancy on the level of gaming activity. The Company is particularly dependent upon group business from November through February because of the seasonal decline in other sources of business. During these months, a substantial amount of the Sands Regency's hotel capacity is normally prebooked 30 to 180 days in advance on a cancelable basis. During the summer months, the Company relies on direct advertising of its room rates to attract individual customers.

       The Sands Regency is the lead hotel/casino in the Reno area for several major travel wholesalers who serve major cities in the West, Midwest and Southwest United States and in Western and Central Canada. Group and air wholesale business accounted for approximately 61% of the hotel's occupancy in fiscal 1995 compared to 63% in fiscal 1994.

       Most advertising for the Sands Regency is done by travel wholesalers in their markets. The Company also advertises directly in its major United States markets through printed publications, especially during periods of the year when group business operates at reduced levels.

       Gulfport, Mississippi. The Company has positioned the Copa Casino as a casino for local residents. Emphasis has been placed on providing a casual and friendly atmosphere. To maintain this marketing position, the Company's goal is to provide its products and services at values favored by the Company's guests. The Company also uses numerous, in-house promotional programs to attract local residents and other customers. These Company-sponsored promotional and special event programs include gaming, slot and poker tournaments, football season promotions and give-a-way programs.

       The Company has implemented a variety of outside advertising campaigns in order to attract "drive-up" gaming customers. This includes billboard and newspaper advertising in numerous cities within a 100-mile radius and local radio and television advertising. In addition, the Company has implemented drive-up promotions and programs to generate more frequent customer visits and to identify valued customers. Direct mail programs have also been recently undertaken which have resulted in positive customer responses.

       The Company has also pursued marketing efforts toward developing group business, primarily bus charters. Through these efforts, the Company has attracted bus charters from various areas within a 500-mile radius including Atlanta, Georgia and Florida.

         The Company will continue to utilize various marketing strategies to increase the frequency of casino visits by its customers which includes implementing programs to identify and retain selected valued customers and the
establishment of promotional programs which cater to senior citizens.   The
Company has employed sales representatives to market to tour operators, travel agents, social groups, corporations and associations.


COMPETITION

    Reno, Nevada. The Company competes in the greater Reno area with approximately sixteen major casinos and hotel/casinos, some of which are larger than the Sands Regency. In addition, there are numerous other smaller casinos in the greater Reno area. The Company competes for its customers based upon gaming activities, room rates, room size and quality of rooms, food, beverages and location. Unlike some of its competitors, the Company does not provide cabaret or showroom entertainment for its customers and hotel guests. Management believes that the lack of entertainment is not material to the Company's business. A new hotel/casino was recently built by competitors of the Company that includes 1,284 hotel rooms with another 436 rooms still under construction. There are also an additional 1,084 hotel rooms currently under construction by other competitors of the Company and governmental approval has been granted to construct an additional 2,469 hotel rooms. Such governmental approval does not provide assurance that all of these rooms will be built. If construction is completed on all hotel rooms presently under construction or approved for construction, the hotel room capacity in the greater Reno area will increase by approximately 24%. In the event all approved hotel rooms are built, and depending on the time frames during which they are completed, management of the Company believes that this added capacity may have an adverse effect on operations of the Company.

    The Company's Reno operations compete, to a lesser extent, with gaming operations in other parts of the state of Nevada, such as Laughlin, Las Vegas and Lake Tahoe. California currently sponsors a state lottery and allows other non-casino style gaming, including parimutuel wagering, card parlors, bingo and off-track betting. The Company believes that such non-casino style gaming does not have a significant impact on the Company's operations. The Company believes, however, that the legalization of casino-style gaming in California could have a material impact on the Company's operations.

    Gulfport, Mississippi. The Company's operations on the Gulf Coast of Mississippi are in competition with numerous gaming operations currently established or to be established on vessels or barges moored on the Gulf Coast of Mississippi, and on boats or barges cruising or moored on the Mississippi River. Currently there are eleven dockside gaming facilities, excluding the Company, operating along the Gulf Coast of Mississippi, including one in Bay Saint Louis, one in Waveland, one in Gulfport and eight in Biloxi. There are approximately eight gaming facilities presently planned along the Gulf Coast of which two are licensed.

    Along the Mississippi River, there are presently fifteen Mississippi dockside casino facilities; one in Natchez, four in Vicksburg, two in Greenville, one near Lula and seven in Tunica. There are approximately fourteen additional proposed casino operations, of which four have been granted gaming licenses, to be located along the Mississippi River, from Natchez in the South to Tunica in the North. There is also one casino currently in operation on an Indian reservation near Philadelphia, Mississippi.

    In addition to direct competition which the Company faces in the Mississippi market, the Company faces competition from riverboats and a land-based casino in the State of Louisiana, which is an important market area for the Company's Gulfport casino. Current Louisiana legislation permits unlimited stakes gaming and a total of fourteen riverboat licenses and one
land-based license have been authorized statewide.   At present, there are
thirteen riverboats and the land-based casino in operation. Besides these State of Louisiana gaming operations, it is also anticipated that gaming may be implemented on Indian reservations near Gulfport and New Orleans.

    In the event that all, or a significant number, of these proposed facilities are licensed, built and operated, management of the Company believes that this added capacity may have an adverse effect on its Gulfport casino operation. Management believes that the principal competitive factors will include ease of access, availability of parking, attractiveness of casino vessels and surrounding property, proximity to other gaming facilities, and quality of food and entertainment offered.

    General. To a significantly lesser extent, the Company competes with gaming facilities in New Jersey, Colorado, South Dakota, Illinois, Iowa and other parts of the world. The Company also competes with various gaming operations on Indian land, including those located in California, Connecticut, Michigan, Minnesota and Wisconsin. In addition, Indian casino gaming has become a rapidly growing sector of the gaming industry as a result of the Indian Gaming Regulatory Act of 1988, which generally permits unrestricted gaming on Indian land in any state that allows similar forms of gaming, whether or not restricted. Other states may legalize various forms of gaming that may compete with the Company. In any jurisdiction where the Company may commence operations, it will face competition for desirable sites and qualified personnel.


EMPLOYEES

       At June 30, 1995, the Company employed 987 people at the Sands Regency in Reno, Nevada, including 87 salaried employees and 900 hourly employees. The Copa Casino employed approximately 442 people, including 54 salaried employees and 388 hourly employees. None of the Company's employees is represented by a union. The Company has not experienced any work stoppages or other significant labor problems and management considers its labor relations to be good.

REGULATION AND LICENSING-GAMING

    Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to (i) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and the City of Reno, (together, the "Nevada Gaming Authorities").

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

    Zante operates the Sands Regency hotel/casino and is required to be licensed by the Nevada Gaming Authorities. The gaming license requires a periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from Zante without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Zante have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Zante in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Zante must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of Zante may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or Zante, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or Zante to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    The Company and Zante are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Zante must be reported to, or approved by, the Nevada Commission.

    If it were determined that the Nevada Act was violated by Zante, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Zante, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the direction of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

    Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of the directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or Zante, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.
The Company's stock certificates do bear such a legend.

    The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

    Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

    Any person who is licensed, required to be licensed, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who has become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

    Mississippi. The ownership and operation of a gaming business in Mississippi is subject to extensive laws and regulations, including the Mississippi Gaming Control Act (the "Mississippi Act") and the regulations (the "Mississippi Regulations") promulgated thereunder by the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission Regulations for Gaming Establishments ("Mississippi Tax Regulations") promulgated by the Mississippi State Tax Commission ("Mississippi Tax Commission"). The Mississippi Commission and Mississippi Tax Commission (together the "Mississippi Gaming Authorities") are empowered to oversee and enforce the Mississippi Act. Gaming in Mississippi can be legally conducted only on floating vessels of a certain minimum size in navigable waters of the Mississippi River or in waters of the State of Mississippi (so called dockside gambling) which lie adjacent and to the south (principally in the Gulf of Mexico) of the counties of Hancock, Harrison and Jackson, and only in counties in Mississippi in which the registered voters have not voted to prohibit such activities. The voters in Jackson County, the southeastern most county of Mississippi, have voted to prohibit gaming in that county. However, gaming could be approved in Jackson County in any subsequently held referendum.

    The underlying policy of the Mississippi Act is to ensure that gaming operations in Mississippi are conducted (i) honestly and competitively, (ii) free of criminal and corruptive influences, and (iii) in a manner which protects the rights of the creditors of gaming operations. The laws, regulations and supervisory procedures of the Mississippi Act seek to (i) establish and maintain response accounting practices and procedures; (ii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding assets and revenues, providing reliable record keeping, and making periodic reports to the Mississippi Gaming Authorities; and (iii) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company.

    The Mississippi Act requires that a person (including any corporation or other entity) must be licensed to conduct gaming activities in Mississippi. A license will be issued only for a specified location which has been approved as a gaming site by the Mississippi Commission prior to issuing such license. Gaming licenses are issued for an initial two year period and are renewable every two years thereafter. The Mississippi Act also requires that each officer or director of a gaming licensee, or other person who exercises a material degree of control over the licensee, either directly or indirectly, must be found suitable by the Mississippi Commission. The Mississippi Commission will not issue a license or make a finding of suitability unless it is satisfied, only after an extensive investigation paid for by the applicant, that the persons associated with the gaming licensee or applicant for a license are of good character, honesty and integrity, with no relevant or material criminal record. In addition, the Mississippi Commission will not issue a license unless it is satisfied that the licensee is adequately financed or has a reasonable plan to finance its proposed operations from acceptable sources, and that persons associated with the applicant have sufficient business probity, competence and experience to engage in the proposed gaming enterprise. Other parties, including the Partnership's or the Company's lenders, holders of evidences of indebtedness, underwriters and employees, may be required to be licensed, and such applications for licensing, if any, may be denied for any cause deemed reasonable by the Mississippi Commission. The Mississippi Commission may refuse to issue a work permit to a gaming employee (i) if the employee has committed larceny, embezzlement or any crime of moral turpitude, or knowingly violated the Mississippi Act or Mississippi Regulations, or (ii) for any other reasonable cause.

    The Partnership holds the gaming license to the Copa Casino gaming facility in Gulfport, Mississippi. Patrician, GCI and Artemis, all wholly-owned subsidiaries of the Company, have been approved as partners of the Partnership. The license is not transferrable. On August 24, 1995, the Copa Casino's two-year gaming license came up for renewal and was renewed on a provisional basis until December 1, 1995. Such provisional renewal occurred so as to allow the Mississippi Gaming Commission and the Mississippi State Port Authority to properly evaluate the hurricane evacuation plan recently prepared and submitted by the Copa Casino. After the evacuation plan has been approved by the Mississippi State Port Authority and the Gaming Commission, the Gaming Commission indicated that it will grant a gaming license renewal for the remaining two years through August 1997.

    In October 1994, the Mississippi Gaming Commission adopted a regulation requiring, as a condition of licensure or license renewal, that a gaming establishment's site development plan include certain infrastructure facilities in close proximity to the casino complex which will amount to at least 25% of the cost of the casino facility. Parking facilities, roads, sewage and water systems or facilities normally provided by governmental entities do not meet the infrastructure requirement. The Mississippi Gaming Commission found the Copa Casino to be in compliance with this regulation as a result of its construction of a general purpose pier facility and other improvements that inure to the benefit of the Mississippi State Port Authority.

    The Mississippi Commission has the power to deny, limit, condition, revoke and suspend any license, finding of suitability or registration, or fine any person, as it deems reasonable and in the public interest, subject to an opportunity for a hearing. The Mississippi Commission may fine any licensee or persons who was found suitable up to $100,000 for each violation of the Mississippi Act or the Mississippi Regulations, which is the subject of an initial complaint, and up to $250,000 for each such violation which is the subject of any subsequent complaint. The Mississippi Act provides for judicial review of any final decision of the Mississippi Commission by petition to a Mississippi Circuit Court, but the filing of such petition does not necessarily stay any action taken by the Mississippi Commission pending a decision by the Circuit Court.

    The Partnership must submit detailed financial and operating reports to the Mississippi Gaming Authorities. Substantially all loans, leases, sales of securities and other financing transactions entered into by the Partnership must be reported to, and, in some cases, approved by, the Mississippi Gaming Authorities.

    Under the Mississippi Regulations, a gaming license may not be held by a publicly traded company, although an affiliate corporation, such as the Company, may be publicly held so long as the Company receives the approval of the Mississippi Commission. The Company has received such approval of the Mississippi Commission. In addition, approval of any public offering of the securities of the Company must be obtained from the Mississippi Commission if any part of the proceeds from that offering are intended to be used to construct, acquire or finance the operation of gaming facilities in Mississippi or to retire or extend obligations incurred for any such purpose.

    Under the Mississippi Regulations, a person is prohibited from acquiring control of the Company without prior approval of the Mississippi Commission. The Company is also prohibited from consummating a plan of recapitalization proposed by management in opposition to an attempted acquisition of control of the Company and which involves the issuance of a significant dividend to Common Stockholders, where such dividend is financed by borrowing from financial institutions or the issuance of debt securities. In addition, the Company is prohibited from repurchasing any of its voting securities under circumstances (subject to certain exemptions) where the repurchase involves more than one percent of the Company's outstanding Common Stock at a price in excess of 110% of the then market value of the Company's Common Stock from a person who owns and has for less than one year owned more than three percent of the Company's outstanding Common Stock, unless the repurchase has been approved by a majority of the Company's shareholders voting on the issue (excluding the person from whom the repurchase is being made) or the offer is made to all other shareholders for the Company.

    Any person who, directly or indirectly, or in associations with others, acquires beneficial ownership of more than five percent of the Common Stock of the Company must notify the Mississippi Commission of this acquisition and may be required to be found suitable by the Mississippi Commission. Any person who becomes a beneficial owner of more than 10% of the Company's Common Stock must apply for a finding of suitability by the Mississippi Commission. Furthermore, regardless of the amount of securities purchased, any person who acquires any beneficial ownership in the Common Stock of the Company may be required to be found suitable if the Mississippi Commission has reason to believe that the acquisition and ownership would be inconsistent with the declared policy of Mississippi. Any person who is required to be found suitable must apply for a finding of suitability from the Mississippi Commission within 30 days after being requested to do so, and must deposit with the State Tax Commission a sum of money which is adequate to pay the anticipated investigatory costs associated with such finding. Any person who is found not to be suitable by the Mississippi Commission shall not be permitted to have any direct or indirect ownership in the Company's Common Stock. Any person who is required to apply for a finding of suitability and fails to do so, or who fails to dispose of his or her interest in the Company's Common Stock if found unsuitable, is guilty of a misdemeanor. If a finding of suitability with respect to any person is not applied for where required, or if it is denied or revoked by the Mississippi Commission, the Company is not permitted to pay such person for services rendered, or to employ or enter into any contract with such person.

    The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi, and corporations whose stock is publicly traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof (commonly referred to as "greenmail") and before a corporate acquisition opposed by management can be consummated. Mississippi's gaming regulations also requires prior approval by the Mississippi Commission if the Company were to adopt a plan of recapitalization proposed by the Company's Board of Directors in opposition to a tender offer made directly to its stockholders for the purposes of acquiring control of the Company.

    Neither the Partnership, the Company nor any controlled affiliate may engage in gaming activities in Mississippi and outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require, among other things, that there be adequate governmental regulation of gaming in the out-of-state location and that there is a means of the Mississippi Commission to have access to information concerning the out-of-state gaming operations and persons associated with them.


REGULATION AND LICENSING - ALCOHOLIC BEVERAGES

    Nevada. The sale of alcoholic beverages by the Company is subject to supervision, control and regulation by the City of Reno, which issues licenses deemed to be nontransferable, revocable privileges, and which has full power to limit, condition, suspend or revoke such licenses. The Company is presently licensed to sell alcoholic beverages. Any adverse regulatory act with respect to this license could have an adverse effect upon the operations of the Company.

    Mississippi. The sale of alcoholic beverages by the Copa Casino is subject to regulation by the Mississippi State Tax Commission, which issues licenses which are both revocable and non-transferable, and which has full power to limit, condition, suspend or revoke any such license. The Partnership is currently licensed to sell alcoholic beverages as an "On-Premises Retailer." Any adverse regulatory act with respect to this license could have an adverse effect upon the operation of the Partnership. The sale of light wine and beer by Copa Casino is also subject to regulation by the Mississippi State Tax Commission, which issues licenses which are both revocable and non-transferable, and which has the full power to limit, condition, suspend or revoke any such license. However, the enforcement of laws regulating the acquisition, use, sale and distribution of light wine and beer is left to local law enforcement agencies. The Partnership is currently licensed to sell light wine and beer as a "Retailer" under a beer permit and privilege license. Any adverse regulatory act with respect to this license could have an adverse effect upon the operation of the Partnership.

ITEM 2.  PROPERTIES

    Reno, Nevada. The Company operates the casino and hotel towers at the Sands Regency on a Company-owned 6.3 acre site in downtown Reno. The hotel/casino site also includes the original three-story motor lodge and four-story hotel tower and other buildings and facilities. Garage and surface parking is provided at the hotel/casino site and also on a 2.7 acre site located adjacent to the hotel/casino site. In addition, the Company's personnel office and certain storage facilities are located one-half block from the hotel/casino site on a Company- owned .5 acre lot. Management considers the Company's facility to be in good condition and well-maintained.

       In addition to the main hotel/casino facility, the Company owns several smaller properties in Reno including El Rancho South, a 24-room motel located on a 1.6 acre parcel and other properties consisting of an aggregate area of approximately .6 acres.

       The Company's Reno hotel/casino property is subject to aggregate encumbrances of approximately $18.6 million as of June 30, 1995.

    Gulfport, Mississippi. The Copa Casino gaming facilities are located on two decks of a 500 foot cruise ship owned by Gulfside Casino Partnership.
These two decks also include four cocktail lounges/bars, a deli-style restaurant, a buffet restaurant operated by a third party and a gift shop. The deck below the two casino decks contains a surveillance area, a vault, count rooms, security and various operations and administrative offices. An additional three decks on the ship are available for future expansion of gaming and dining facilities. The engines for such cruise ship are disabled. All gaming activities are conducted while moored dockside.

       The Copa Casino is permanently moored dockside at a location known as the "Horseshoe Site." Such site, which is leased from the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority, is between the East and West Piers of the Mississippi State Port in Gulfport, Mississippi. This location, which includes 8.3 acres of land-based facilities, will accommodate surface parking for approximately 840 vehicles. The leased facilities also include a docking structure which accommodates the Copa Casino ship and will allow for mooring of additional vessels. The docking structure also includes a four-lane roadway and a pedestrian walk which provides access to the Copa Casino entrance.

       The initial term of the lease, as amended, is seven years. The lease provides for three renewal periods of five years each under the same terms and conditions except that the rental charges shall be adjusted annually, in years six through twenty-two, in accordance with changes in the Consumer Price Index.

       In addition to the three renewal periods of five years each, the Partnership has the option to further extend the lease for an additional period of ten years if the Partnership, within the first ten years of the lease agreement, constructs, on the leased premises or within the city limits of Gulfport, a hotel with a minimum of 350 units. If such ten year renewal option is exercised, the lease term will be extended under the same terms and provisions of the lease agreement except that the rental amounts will be adjusted and revised annually in accordance with changes in the Consumer Price Index.

       The lease provides for an annual rental of $500,000 (the "Minimum Rental") plus five percent (5%) of the gross annual gaming revenues over $25,000,000 (the "Percentage Rental"). In addition to the Minimum Rental and Percentage Rental set forth above, the Partnership will also pay, monthly, 3% of the gross monthly revenues on all activities other than gaming (the "Additional Percentage Rent"). The Minimum Rental is to be paid in advance, in equal monthly installments of $41,667 on the first day of every month during the lease year. For each month, the Percentage Rental and the Additional Percentage Rental must be calculated and the amounts due, if any, are to be paid on or before the 10th day of the following month.

ITEM 3.  LEGAL PROCEEDINGS

       In December 1994, a lawsuit was filed by Terry W. Green and Joel R. Carter, Sr. ("Green and Carter") in the Chancery Court of Harrison County, Mississippi, First Judicial District against GCI because of GCI's failure to make payments on promissory note obligations to these two former shareholders of GCI. These note obligations, in the aggregate amount of $6 million, are included in the current maturities of long-term debt on the Company's consolidated balance sheet at June 30, 1995 and are secured by a pledge of GCI's partnership interest in GCP. All accrued interest expense is also included as a current liability on the Company's consolidated balance sheet.

       In addition to demanding payment of the $6 million plus interest, for which a partial summary judgment has been granted, the lawsuit by Green and Carter is demanding the appointment of a receiver for GCI to take possession of and sell GCI's ownership interest in GCP. The lawsuit also seeks attorneys fees in an amount not less than $900,000 which management of the Company believes would not be deemed a reasonable amount in the event of an unfavorable judgment against GCI. In May 1995, GCP and Patrician were joined as necessary parties to the lawsuit.

       At present, a Charging Order is in place which requires GCP to respond to inquiries by Green and Carter for the purpose, among other things, of determining what distributions, if any, have been paid by the partnership to either of its partners. Moreover, a court order has been granted whereby any amounts due or to become due GCI by GCP are to be paid to Green and Carter until the summary judgment against GCI is satisfied. GCP has not generated adequate operating results to allow for any partner distributions and distributions are not expected in the near future.

       These underlying promissory notes were owed by GCI when The Sands Regent purchased GCI in February 1994 and have not been assumed or guaranteed by The Sands Regent. GCI's only tangible asset, and its source of funds for repayment of the promissory notes, is its partnership interest in GCP. GCI is neither presently in the financial position to make any payments with respect to these note obligations nor is it expected to be in such a position in the near future.

       As part of the dispute with Green and Carter, issues will have to be resolved concerning an amendment to the GCP partnership agreement, effective January 1, 1993, whereby the profit and loss allocation percentages were amended from 40% to 80% for Patrician and from 60% to 20% for GCI. Such amendment was entered into so as to properly reflect the relative financial risks of Patrician and GCI. Green and Carter claim that GCI's ownership interest in GCP should be the pre-amendment 60% interest. GCI and Patrician contend that the amended ownership interests are valid because the underlying agreement that pledged GCI's interest in GCP to Green and Carter permitted transfers so long as there were no defaults at the time of transfer.

       The Company will continue to monitor the progress of the lawsuit, the ultimate outcome of which could include the sale of GCI's ownership interest in GCP.

       The Company is also a party to various other legal actions, proceedings and pending claims arising in the normal course of its business. Management does not expect the outcome of these claims or suits to have a material adverse effect on the Company's financial position or results of future operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1995.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

       The Common Stock of the Company is traded in the NASDAQ National Market System under the symbol "SNDS" and the following table sets forth the range of high and low closing sales prices as reported by NASDAQ.

                                                                                                 CASH
FOR THE YEARS ENDED JUNE 30,                                   HIGH             LOW            DIVIDEND
----------------------------                                  ------           ------          --------
    1994
        First Quarter . . . . . . . . . . . . . . . . . . .   $20.25           $12.75            $ .05
        Second Quarter. . . . . . . . . . . . . . . . . . .    17.25            11.75            $ .05
        Third Quarter . . . . . . . . . . . . . . . . . . .    14.00            10.75            $ .05
        Fourth Quarter. . . . . . . . . . . . . . . . . . .    14.50             9.75            $ .05

    1995
        First Quarter . . . . . . . . . . . . . . . . . . .   $12.25           $ 8.75            $ .05
        Second Quarter. . . . . . . . . . . . . . . . . . .    10.00             6.25            $ .05
        Third Quarter . . . . . . . . . . . . . . . . . . .     8.00             4.50            $ .05
        Fourth Quarter. . . . . . . . . . . . . . . . . . .     6.00             5.06            $ .05

----------------
        The declaration and payment of dividends in the future will be determined by the Board of Directors in light of the conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

        As of September 25, 1995, the Company had 178 shareholders of record and in excess of 400 beneficial shareholders.


ITEM 6.  SELECTED FINANCIAL DATA

        There is hereby incorporated by reference the information appearing under the caption "The Sands Regent - Selected Financial Data" in the Company's 1995 Annual Report, filed as Exhibit 13 to this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        There is hereby incorporated by reference the information appearing under the caption "The Sands Regent - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report, filed as Exhibit 13 to this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        There is hereby incorporated by reference the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company's 1995 Annual Report, filed as Exhibit 13 to this Form 10-K. Reference is made to the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in Item 14(a)(1) hereof.

        With the exception of the aforementioned information and the information in Items 6 and 7, the Company's 1995 Annual Report is not deemed filed as part of this Form 10-K.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There is hereby incorporated by reference the information appearing under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 1995, filed or to be filed with the Securities and Exchange Commission.


ITEM 11.  EXECUTIVE COMPENSATION

        There is hereby incorporated by reference the information appearing under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 1995, filed or to be filed with the Securities and Exchange Commission.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is hereby incorporated by reference the information appearing under the captions "Principal Shareholders" and "Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 1995, filed or to be filed with the Securities and Exchange Commission.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is hereby incorporated by reference the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 1995, filed or to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)      FINANCIAL STATEMENTS.

            Included in Part II of this Report:

                Independent Auditors' Report

                Consolidated Balance Sheets -- June 30, 1995 and 1994

                Consolidated Statements of Operations -- Years Ended June 30, 1995, 1994 and 1993

                Consolidated Statements of Stockholders' Equity -- Years Ended June 30, 1995, 1994 and 1993

                Consolidated Statements of Cash Flows -- Years Ended June 30, 1995, 1994 and 1993

                Notes to Consolidated Financial Statements

(A)(2)      FINANCIAL STATEMENT SCHEDULES.

            Included in Part IV of this Report:

                    As of and for the Years Ended June 30, 1995, 1994 and 1993:

                    Independent Auditors' Report on Schedules

                    Schedule II -- Valuation and Qualifying Accounts

        All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A)(3)  EXHIBITS

            3(a)(i) Restated Articles of Incorporation of the Company (Exhibit 3(a) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1).*

            3(a)(ii) Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 2, 1987 (Exhibit 4(a) to the Company's Form 10-Q for the quarter ended December 31, 1987).*

            3(b)(i) Amended and Restated Bylaws of the Company, as amended April 29, 1985, and currently in effect (Exhibit 3(b) to the Company's Form 10-K for the fiscal year ended June 30, 1985).*

            3(b)(ii) Resolution of Amendment to the Bylaws of the Company, dated November 2, 1987 (Exhibit 4(b) to the Company's Form 10-Q for the quarter ended December 31, 1987).*

            4(a) Amended Trust Agreement, dated February 22, 1987, among Antonia Cladianos II as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(a) to the Company's Form 10-K for the fiscal year ended June 30,
                        1987).*

            4(b) Amended Trust Agreement, dated February 19, 1987, among Pete Cladianos III as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(b) to the Company's Form 10-K for the fiscal year ended June 30,
                        1987).*

            10(a) Amended and Restated Stock Option Plan for Executive and Key Employees of the Sands Regent and Forms of Stock Option Agreements (Exhibit 4(a) to the Company's Registration Statement (Registration No. 33-59574) on Form S-8).*

            10(b) Deferred Compensation Plan for Directors of the Company (Exhibit 10(e) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1).*

            10(c) Form of Indemnity Agreement for Directors and Officers of the Company (Exhibit 10(f) to the Company's Form 10-K for the fiscal year ended June 30, 1988).*

            10(d) Loan Agreement, dated March 31, 1993, by and between First Interstate Bank of Nevada, National Association, First Interstate Bank of California, The Daiwa Bank, Limited and Zante, Inc. and the related Term and Revolving Credit Promissory Note; Guarantee of Loan by the Sands Regent; Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents (Exhibit 10(b) to the Company's Form 10-Q for the Quarter ended March 31, 1993).*

            10(e) First Amendment to Loan Agreement, dated June 27, 1994, by and between First Interstate Bank of Nevada, National Association, The Daiwa Bank Limited and Zante, Inc., Borrower, and The Sands Regent, Guarantor (Exhibit 10(e) to the Company's Form 10-K for the fiscal year ended June 30, 1994).*

            10(f) International Swap Dealers Association, Inc. Master Agreement for interest rate swap, dated March 23,1994, by and between First Interstate Bank of Nevada N.A. and Zante, Inc., and the related Guarantee by The Sands Regent and Letter Agreement of Confirmation (Exhibit 10(f) to the Company's Form 10-K for the fiscal year ended June 30, 1994).*

            10(g) General Partnership Agreement, effective as of December 31, 1992, between Gulfside Casino, Inc. and Patrician, Inc. (a wholly-owned subsidiary of the Sands Regent) (Exhibit 10(a) to the Company's Form 10-Q for the Quarter ended March 31, 1993).*

            10(h) First Amendment to Gulfside Casino, a Mississippi General Partnership, General Partnership Agreement, dated April 15, 1994, between Gulfside Casino, Inc. and Patrician, Inc. (both wholly owned subsidiaries of The Sands Regent) (Exhibit 10(a) to the Company's Form 10-Q for the Quarter ended March 31, 1994).*

            10(i) Second Amendment to Gulfside Casino, a Mississippi General Partnership, General Partnership Agreement, dated December 9, 1994, between Gulfside Casino, Inc. and Patrician, Inc., (both wholly-owned subsidiaries of The Sands Regent)(Exhibit 10(a) to the Company's Form 10-Q for the Quarter ended December 31, 1994).*

            10(j) Agreement for the Purchase of Stock of the Gulfside Casino, Inc. and certain Assets of McDonald Limited, dated February 25,1994 (Exhibit 2(a) to the Company's Form 8-K/A for event reporting date of February 14,
                        1994).*

            10(k) Gulfside Casino, Inc. Settlement Agreement, dated August 20, 1993, by and between Gulfside Casino, Inc., a Mississippi Corporation, and Joel R. Carter, Sr. and Terry Green (Exhibit 10(j) to the Company's Form 10-K for the year ended June 30,1994).*

            10(l) Settlement Agreement dated November 2, 1984, by and between Hughes Properties, Inc., and Zante, Inc. (Exhibit 10(u) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1).*

            10(m) Franchise Agreement dated October 9, 1986 and as amended on October 9, 1986, by and between Roma Corporation and Zante, Inc. (Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended June 30,
                        1987).*

            10(n)       Agreement, dated as of January 2, 1995, between David
                        R. Wood and The Sands Regent.**

            13          1995 Annual Report to Shareholders.**

            21 Subsidiaries: Zante, Inc., Patrician, Inc., and Artemis, Inc., Nevada Corporations, and Gulfside Casino, Inc., a Mississippi corporation, are wholly owned by the Company. Patrician, Inc., Gulfside Casino, Inc.,and Artemis, Inc., are the sole partners in Gulfside Casino Partnership, a Mississippi general partnership.

            23 Independent Auditors' Consent to the incorporation by reference into specified registration statement on Form S-8 of their reports contained in or incorporated by reference into this report.**

            27          Financial Data Schedule.**

            -----------------

            *           Incorporated by reference
            **          Filed herewith

(B)    REPORTS ON FORM 8-K.

   The Company did not file any reports on Form 8-K during the last quarter of fiscal 1995.

(C)    INDEX TO EXHIBITS.

(D)    FINANCIAL STATEMENT SCHEDULES.

   Financial statement schedules required by Regulation S-X are excluded from the 1995 Annual Report to the Shareholders by Rule 14a-3(b)(1). See
   Schedule II to the Financial Statements appearing under Item 14(a)(2) hereof.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               THE SANDS REGENT

Date:  September 27, 1995                  By:  PETE CLADIANOS, JR.
                                                ------------------------------
                                                Pete Cladianos, Jr., President
                                                and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                               CAPACITY                            DATE
---------                               --------                            ----
PETE CLADIANOS, JR.                President (Chief                   September 27, 1995
----------------------------       Executive Officer)
Pete Cladianos, Jr.                and Director


KATHERENE  LATHAM                  Chairman of the                    September 27, 1995
---------------------------        Board of Directors
Katherene Latham

DAVID R. WOOD                      Vice President of                  September 27, 1995
---------------------------        Finance and Administration,
David R. Wood                      Treasurer (Chief
                                   Financial and Accounting
                                   Officer) and Director


PETE CLADIANOS III                 Vice President,                    September 27, 1995
---------------------------        Secretary and Director
Pete Cladianos III

JON N. BENGTSON                    Director                           September 27, 1995
---------------------------
Jon N. Bengtson

JOSEPH G. FANELLI                  Director                           September 27, 1995
---------------------------
Joseph G. Fanelli

WELDON C. UPTON                    Director                           September 27, 1995
---------------------------
Weldon C. Upton

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of The Sands Regent:



We have audited the consolidated financial statements of The Sands Regent and subsidiaries as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated August 11, 1995. Such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Sands Regent and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



[SIG]

Deloitte & Touche LLP
Reno, Nevada
August 11, 1995

                                The Sands Regent
                                  Schedule II
                       Valuation and Qualifying Accounts
                                 (in thousands)

                                                                Additions
                                                Balance at     Charged to
                                                Beginning      Costs and                         Balance at
           Description                           of Year        Expenses         Deductions(1)   End of Year
           -----------                          ----------     ----------        -------------   -----------
Allowance for Doubtful Accounts Receivable:

    Year ended June 30, 1995 . . . . . . . .      $111            $92                $(56)          $147

    Year ended June 30, 1994 . . . . . . . .        72             88                 (49)           111

    Year ended June 30, 1993 . . . . . . . .        94             28                 (50)            72


----------------


(1)    Write-offs of uncollectible accounts receivable, net of recoveries

                               INDEX TO EXHIBITS


EXHIBIT                                                                                     SEQUENTIALLY
NUMBER                                                                                        NUMBERED
-------                                                                                         PAGE
                                                                                            ------------
10(n)       Agreement dated as of January 2, 1995, between David R. Wood and
            The Sands Regent . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . .

13          1995 Annual Report to Shareholders  . . . . . . . . . . . . . . . . . . . . .

23          Independent Auditors' Consent to the incorporation by reference into specified registration statement on Form S-8 of their reports  contained in or incorporated by reference into this report  . . . . . . . . . . . . . .

27          Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . .
