Form 10-Q
period 1995-09-30
SANDS REGENT
filed 1995-11-14
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q



  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 1995 or
                                 ------------------

  ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from ____________ to ____________

  Commission file number  0-14050
                          -------


                                THE SANDS REGENT
            --------------------------------------------------
            (exact name of registrant as specified in charter)


                Nevada                                   88-0201135
    -------------------------------                  -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)


                 345 North Arlington Avenue, Reno, Nevada 89501
              ---------------------------------------------------
              (Address of principal executive offices) (zip code)


  Registrant's telephone number, including area code   (702) 348-2200
                                                     -------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
  Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
  subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                 ---     ---
  On November 13, 1995, the registrant had outstanding 4,498,722 shares of its common stock, $.05 par value.

                       THE SANDS REGENT AND SUBSIDIARIES


                                   FORM 10-Q


                               TABLE OF CONTENTS

                                                                 Page No.
                                                                 --------
         PART I FINANCIAL INFORMATION

         Item 1.  Financial statements.                           1 - 7

              Consolidated Statements of Income                     1

              Consolidated Balance Sheets                         2 - 3

              Consolidated Statements of Cash Flows               4 - 5

              Notes to Interim Consolidated Financial
                  Statements                                      6 - 7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations.                                     8 - 10


         PART II OTHER INFORMATION

         Item 1.  Legal Proceedings.                                11

         Item 2.  Changes in Securities.                            11

         Item 3.  Defaults Upon Senior Securities.                  11

         Item 4.  Submission of Matters to a Vote of
                  Security Holders.                                 11

         Item 5.  Other Information.                                11

         Item 6.  Exhibits and Reports on Form 8-K.                 11


         SIGNATURES                                                 12

                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

    (Dollars in thousands,                           THREE MONTHS
    except per share amounts)                     ENDED SEPTEMBER 30,
                                                ------------------------
                                                   1994          1995
                                                ----------    ----------
Operating revenues:
  Gaming                                          $11,032       $10,761
  Lodging                                           3,077         3,375
  Food and beverage                                 2,316         2,098
  Other                                               631           378
                                                ----------    ----------
                                                   17,056        16,612
  Less complimentary lodging, food
    and beverage included above                       693           557
                                                ----------    ----------
                                                   16,363        16,055
                                                ----------    ----------
Operating costs and expenses:
  Gaming                                            5,644         5,224
  Lodging                                           1,318         1,429
  Food and beverage                                 1,871         1,787
  Other                                               439           202
  Maintenance and utilities                         1,135         1,152
  General and administrative                        3,006         3,149
  Depreciation and amortization                     1,067           895
                                                ----------    ----------
                                                   14,480        13,838
                                                ----------    ----------
Income from operations                              1,883         2,217

Other income (deductions):
  Interest and other income                            75           160
  Interest and other expense                         (688)         (611)
                                                ----------    ----------
                                                     (613)         (451)
                                                ----------    ----------
Income before income taxes                          1,270         1,766
Provision for income taxes                            437           578
                                                ----------    ----------
Net income                                           $833        $1,188
                                                ==========    ==========
Net income per share                                $.19          $.26
                                                   =======      ========
Weighted average shares outstanding             4,494,222     4,498,722
                                                ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


    (Dollars in thousands)                       JUNE 30,     SEPTEMBER 30,
                                                   1995           1995
                                                ----------    ------------
                                   ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                       $10,356        $8,905
  Short-term investments                            1,858         1,962
  Accounts and notes receivable less allow-
    ance for possible losses of $147 and $83          477           594
  Inventories                                         719           738
  Prepaid federal income taxes                          -           793
  Deferred federal income tax asset                    16             -
  Prepaid expenses and other assets                   946         1,835
                                                ----------    ----------
      Total current assets                         14,372        14,827

PROPERTY AND EQUIPMENT:
  Land                                              8,102         8,102
  Buildings, ship and improvements                 45,106        45,213
  Equipment, furniture and fixtures                20,975        21,106
  Construction in progress                            507           422
                                                ----------    ----------
                                                   74,690        74,843
  Less accumulated depreciation
    and amortization                               25,987        26,487
                                                ----------    ----------
                                                   48,703        48,356

OTHER ASSETS:
  Deferred federal income tax asset                 1,526         1,260
  Note receivable                                   1,251         1,250
  Other                                               401           381
                                                ----------    ----------
                                                    3,178         2,891
                                                ----------    ----------
      Total assets                                $66,253       $66,074
                                                ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


    (Dollars in thousands)                       JUNE 30,     SEPTEMBER 30,
                                                   1995           1995
                                                ----------    -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                 $2,047        $2,441
  Accrued salaries, wages and benefits              1,887         1,708
  Other accrued expenses                            1,317         1,153
  Federal income taxes payable                        384             -
  Deferred federal income tax liability                 -           399
  Current maturities of long-term debt             10,906        11,524
                                                ----------    ----------
      Total current liabilities                    16,541        17,225

LONG-TERM DEBT                                     17,807        15,990

OTHER                                                  56            47

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                      -             -
  Common stock, $.05 par value, 20,000,000
    shares authorized, 6,898,722 shares
    issued                                            345           345
  Additional paid-in capital                       13,074        13,074
  Retained earnings                                40,785        41,748
                                                ----------    ----------
                                                   54,204        55,167
  Treasury stock, at cost; 2,400,000 shares       (22,355)      (22,355)
                                                ----------    ----------
      Total stockholders' equity                   31,849        32,812
                                                ----------    ----------
      Total liabilities and stockholders'
        equity                                    $66,253       $66,074
                                                ==========    ==========





The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   THREE MONTHS ENDED
    (Dollars in thousands)                           SEPTEMBER 30,
                                                ------------------------
                                                   1994          1995
                                                ----------    ----------
OPERATING ACTIVITIES:
  Net income                                         $833        $1,188
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                   1,067           895
    (Gain) loss on disposal of property and
      equipment                                        (3)          120
    (Increase) in accounts and notes
      receivable                                     (380)         (117)
    (Increase) decrease in inventories                411           (19)
    (Increase) in prepaid expenses and
      other current assets                           (516)         (889)
    Decrease in other assets                           13            18
    Increase (decrease) in accounts payable          (207)          364
    Increase (decrease) in accrued expenses           253          (343)
    (Decrease) in federal income taxes
      payable                                        (260)       (1,177)
    Change in deferred federal income taxes           422           681
    (Decrease) in other liabilities                   (10)           (9)
                                                ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES           1,623           712
                                                ----------    ----------
INVESTING ACTIVITIES:
  Purchase of short-term investments                    -          (518)
  Sale and maturity of short-term
    investments                                         -           414
  Payments received on note receivable                  2             1
  Additions to property and equipment                (338)         (578)
  Proceeds from sale of property and
    equipment                                           4             5
                                                ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                (332)         (676)
                                                ----------    ----------





The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   THREE MONTHS ENDED
    (Dollars in thousands)                           SEPTEMBER 30,
                                                ------------------------
                                                   1994          1995
                                                ----------    ----------
FINANCING ACTIVITIES:
  Payment of accounts payable for prior year
    purchases of property and equipment              (467)          (63)
  Issuance of long-term debt                          225           375
  Payments on long-term debt                           (8)       (1,574)
  Issuance of common stock                             38             -
  Payment of dividend on common stock                (225)         (225)
                                                ----------    ----------
NET CASH USED IN FINANCING ACTIVITIES                (437)       (1,487)
                                                ----------    ----------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    854        (1,451)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                            9,669        10,356
                                                ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $10,523        $8,905
                                                ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Property and equipment acquired
    by accounts payable                               $61           $93
                                                ==========    ==========
  Interest paid, net of amount capitalized           $415          $539
                                                ==========    ==========
  Federal income taxes paid                          $275        $1,075
                                                ==========    ==========





The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


NOTE 1 - BASIS OF PREPARATION

     These statements should be read in connection with the 1995 Annual Report heretofore filed with the Securities and Exchange Commission as
Exhibit 13 to the Registrant's Form 10-K for the year ended June 30, 1995. The accounting policies utilized in the preparation of the financial information herein are the same as set forth in such annual report except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28.

     The Consolidated Balance Sheet at June 30, 1995 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of September 30, 1995 and the results of operations and cash flows for the three months ended September 30, 1995 and 1994 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries Zante, Inc. ("Zante"), Patrician, Inc. ("Patrician"), Gulfside Casino, Inc. ("GCI") and Artemis, Inc. ("Artemis"), and Gulfside Casino Partnership ("GCP") (together the "Company"). Patrician, GCI and Artemis are the sole partners in GCP.
Zante, Inc. owns and operates the Sands Regency hotel/casino in Reno, Nevada and GCP owns and operates the Copa Casino In Gulfport, Mississippi.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

     As previously disclosed in the Company's 1995 Annual Report, a lawsuit was filed in a Mississippi court against GCI, which joined GCP and Patrician as necessary parties, because of GCI's failure to make payments on certain obligations due two former shareholders of GCI. Such lawsuit is ongoing without final court action or other resolution. The Company will continue to monitor the progress of the lawsuit, the ultimate outcome of which could include the sale of GCI's ownership interest in GCP.

     In addition to the above, GCP has not yet been issued the standard two-year gaming license which the Mississippi Gaming Commission indicated it would issue upon the approval of the Company's hurricane evacuation plan by the Mississippi State Port Authority. In August 1995, at GCP's relicensing hearing, the Gaming Commission issued GCP a three-month provisional gaming license and indicated that the standard two-year gaming license renewal would be granted after the Mississippi State Port Authority had approved the plan.

                       THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


NOTE 2 - COMMITMENTS AND CONTINGENCIES (continued)

    On September 28, 1995, the State Port Authority approved the GCP's hurricane evacuation plan and advised the GCP of the same. GCP then requested that it be placed on the next Gaming Commission agenda for the Company's gaming license renewal. On October 25, 1995, the day before the Mississippi Gaming Commission meeting at which GCP's relicensing matter was tenitively scheduled, the Executive Director of the Port Authority advised the Gaming Commission that he had some concerns with respect to the application of GCP's evacuation plan during Hurricane Opal and that he now wants to hold the GCP responsible for all third party actions or inactions in a hurricane evacuation situation regardless of whether or not GCP is in a position to legally direct such third parties. Further, the Port Authority Executive Director indicated that any third party failures will not excuse GCP for any failures to perform under the evacuation plan and that the Port would consider the GCP to be in default under its Lease Agreement with the Port Authority.

    GCP reviewed its actions during Hurricane Opal and determined that it followed its agreed-to evacuation plan and that it acted in a reasonable and prudent manner. It is management's belief that the Port Authority Executive Director's new position is unjustified and unreasonable. GCP has since requested that it be placed on the Gaming Commission agenda for the November 1995 meeting which is the last Gaming Commission meeting prior to the expiration of GCP's conditional license on December 1, 1995. If GCP's gaming license is not renewed or extended on or before December 1, 1995, the business of GCP would be materially adversly affected.

ITEM 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations.


Results of operations - First Quarter 1996 Compared to First Quarter 1995

     In the three month period ended September 30, 1995, compared to the three month period in the prior year, income from operations increased from $1.9 million to $2.2 million and net income increased from $833,000 to $1.2 million, a 43% increase. Likewise, net income per share increased from $.19 to $.26. For the same comparable fiscal periods, consolidated revenues decreased from approximately $16.4 million to $16.1 million which is primarily attributable to Sands Regency operations. The increases in income from operations, net income and net income per share are significantly due to improved operating results from the Copa Casino.

     The increase in lodging revenue of $298,000, in the first quarter of fiscal 1995, compared to the same quarter in the prior year, is primarily due to an increase in the average daily room rate from approximately $39 to $45. For the same comparable periods, hotel occupancy decreased from approximately 90.6% to 87.3%.

     The decrease in gaming revenue of $271,000 is composed of an increase in gaming revenue from the Copa Casino of $120,000 which was offset by a decrease in gaming revenue from the Sands Regency of $391,000. The decrease in gaming revenue in Reno is due to the decrease in hotel occupancy and a decrease per occupied room. Gaming revenue per occupied room decreased from $72 in the first quarter of fiscal 1995 to $69 in the first quarter of fiscal 1996.

     The decrease in food and beverage revenue of $218,000 is principally due to the elimination of Copa Casino buffet revenue. During approximately the first four months of fiscal 1995, the Copa Casino was involved in the operation of a buffet style restaurant located on its facilities. There-after, such buffet style restaurant has been, and is now, operated by a third party. The related decrease in food and beverage costs and expenses of $84,000 is composed of a decrease in costs and expenses associated with this buffet style restaurant of $223,000. This decrease has been offset by increased costs and expenses from the Sands Regency of $139,000 of which approximately 50% is due to added food service operations.

     The decrease in other revenue of $253,000, and related decrease in costs and expenses of $237,000, is mainly due to a decrease in retail liquor store sales. In August 1994, the retail liquor store business, which was operated by the Company in Reno, was sold to a third party. Such third party now operates the retail liquor store in Company owned facilities for rent and other consideration paid to the Company.

     The decrease in complimentary lodging, food and beverage, deducted from revenue, of $136,000 is due to a reduction in complimentary lodging in Reno. Such is a result of Company implemented changes to its lodging programs and packages offered to guests.

Results of operations - First Quarter 1996 Compared to First Quarter 1995 (continued)

    The decrease in gaming costs and expenses of $420,000 is principally attributable to Copa Casino operations. Such Copa Casino gaming cost and expense decrease is composed primarily of a decrease in estimated health benefit costs of $251,000 and a decrease in the cost of complimentary goods and services provided to guests of $100,000. Gaming costs and expenses from the Sands Regency operations increased only slightly in the current year first quarter compared to the same quarter in the prior year.

    The increase in lodging costs and expenses of $111,000 is primarily an increase in Sands Regency hotel costs and expenses and is general in nature. The increase in general and administrative costs and expenses of $143,000 is from the Sands Regency and is similarly general in nature.

     The decrease in depreciation and amortization expense of $172,000 includes the elimination of goodwill amortization of $91,000 as a result of the write-off of Gulfside Casino, Inc. goodwill in June 1995 when the Company recognized an impairment in long-lived assets associated with the Copa Casino. Likewise, due to the recognition of such impairment, the decrease includes a decrease in Copa Casino depreciation expense of approximately $120,000.

     The increase in interest and other income of approximately $85,000 is due to increased interest income earned by the Sands Regency as a result of additional excess cash being invested in the current year quarter compared to the prior year quarter. The decrease in interest expense is partially a result of a reduction in interest-bearing debt owed by the Company.

     As is true for other hotel/casinos in the Reno area, demand for the Company's facilities declines in the winter. Operating margins and, to a lesser extent, revenues are lower during the second and third fiscal quarters due to lower room rates and a lower level of gaming play per occupied room. The Sands Regent is not affected as severely as many other hotel/casinos in the Reno area because the Company attracts high levels of group business during that period. This group business and the Company's flexible pricing strategy have enabled the Company to maintain relatively high levels of hotel occupancy. Management anticipates that the trend of experiencing lower operating margins in the second and third quarters of each fiscal year will continue.

    It appears that such seasonal trends are also applicable to the Copa Casino in Gulfport, Mississippi. However, because of the limited amount of time that the Copa has been in operation, the limited amount of time that gaming has existed on the Mississippi gulfcoast and the rapid expansion of gaming in Mississippi and nearby Louisiana, the nature and extent of seasonal fluctuations, if any, are subject to change.

Results of operations - First Quarter 1996 Compared to First Quarter 1995 (continued)

Capital resources and liquidity

     As of September 30, 1995, the Company's net investment in and advances to, or on behalf of the Copa Casino and Gulfside Casino, Inc., was $6.4 million which was approximately the same as at June 30, 1995. After the elimination of intercompany interest expense upon consolidation, the Copa Casino generated a pre-tax profit in the September 30, 1995 quarter of $569,000 versus a pre-tax loss in the comparable prior year quarter of $291,000. Current liabilities continue to exceed current assets at September 30, 1995.

     Other than above, there were no material changes in The Sands Regent's financial condition nor were there any substantive changes relative to matters discussed in the Capital Resources and Liquidity section of Manage-ment's Discussion and Analysis of Financial Condition and Results of Oper-ations as presented in the 1995 Annual Report appearing as exhibit 13 to the Company's Form 10-K for the year ended June 30, 1995.

                           PART II  OTHER INFORMATION




Item 1.  Legal Proceedings.

         NONE


Item 2.  Changes in Securities.

         NONE


Item 3.  Defaults Upon Senior Securities.

         NONE


Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE


Item 5.  Other Information.

         NONE


Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit 27 - Financial Data Schedule

SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                THE SANDS REGENT
                                  (Registrant)




Date: November 13, 1995         By        /s/ David R. Wood
                                  ----------------------------------------
                                David R. Wood, Vice President - Finance
                                Principal Accounting and Financial Officer