Form 10-Q
period 1995-12-31
SANDS REGENT
filed 1996-02-13
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q




  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended December 31, 1995 or

  ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from                to
                                 --------------    --------------

  Commission file number 0-14050
                         -------------------------------------------------------


                                THE SANDS REGENT
--------------------------------------------------------------------------------
               (exact name of registrant as specified in charter)


                Nevada                                    88-0201135
----------------------------------------         ------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


      345 North Arlington Avenue, Reno, Nevada              89501
--------------------------------------------------------------------------------
    (Address of principal executive offices)             (zip code)


  Registrant's telephone number, including area code    (702) 348-2200
                                                     ---------------------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes  X    No
                                                      ---      ---

  At Febuary 13, 1996, the registrant had outstanding 4,498,722 shares of its common stock, $.05 par value.

                        THE SANDS REGENT AND SUBSIDIARY


                                   FORM 10-Q


                               TABLE OF CONTENTS

                                                                 Page No.
                                                                 --------
         PART I FINANCIAL INFORMATION

         Item 1.  Financial statements.                           1 - 7

              Consolidated Statements of Operations                 1

              Consolidated Balance Sheets                         2 - 3

              Consolidated Statements of Cash Flows               4 - 5

              Notes to Interim Consolidated Financial
                  Statements                                      6 - 7

         Item 2.  Managements` Discussion and Analysis
                  of Financial Condition and Results of
                  operations.                                     8 - 11

         PART II OTHER INFORMATION

         Item 1.  Legal Proceedings.                               12

         Item 2.  Changes in Securities.                           12

         Item 3.  Defaults Upon Senior Securities.                 12

         Item 4.  Submission of Matters to a Vote of
                  Security Holders.                                12

         Item 5.  Other Information.                               12

         Item 6.  Exhibits and Reports on Form 8-K.                12


         SIGNATURES                                                13

                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands,                    THREE MONTHS          SIX MONTHS
except per share amounts)              ENDED DECEMBER 31,    ENDED DECEMBER 31,
                                      --------------------  --------------------
                                        1994       1995       1994       1995
                                      ---------  ---------  ---------  ---------
Operating revenues:
  Gaming                                 $9,922    $10,569    $20,954    $21,330
  Lodging                                 1,995      1,973      5,072      5,348
  Food and beverage                       1,846      1,832      4,162      3,930
  Other                                     363        385        994        763
                                      ---------  ---------  ---------  ---------
                                         14,126     14,759     31,182     31,371
Less complimentary lodging, food
  and beverage included above               573        722      1,266      1,279
                                      ---------  ---------  ---------  ---------
                                         13,553     14,037     29,916     30,092
                                      ---------  ---------  ---------  ---------
Operating costs and expenses:
  Gaming                                  5,340      5,398     10,984     10,622
  Lodging                                 1,310      1,254      2,628      2,683
  Food and beverage                       1,543      1,501      3,414      3,288
  Other                                     170        173        609        375
  Maintenance and utilities               1,037      1,248      2,172      2,400
  General and administrative              2,885      3,223      5,891      6,372
  Depreciation and amortization           1,109        904      2,176      1,799
                                      ---------  ---------  ---------  ---------
                                         13,394     13,701     27,874     27,539
                                      ---------  ---------  ---------  ---------
Income from operations                      159        336      2,042      2,553
Other income (deductions):
  Interest and other income                 197        152        272        312
  Interest and other expense               (617)      (631)    (1,305)    (1,242)
                                      ---------  ---------  ---------  ---------
                                           (420)      (479)    (1,033)      (930)
                                      ---------  ---------  ---------  ---------
Income (loss) before income taxes          (261)      (143)     1,009      1,623
Provision (benefit) for income taxes         31       (139)       468        439
                                      ---------  ---------  ---------  ---------
Net income (loss)                         ($292)       ($4)      $541     $1,184
                                      =========  =========  =========  =========
Net income (loss) per share               ($.07)         -       $.12       $.26
                                      =========  =========  =========  =========
Weighted average shares
  outstanding                         4,498,722  4,498,722  4,496,513  4,498,722
                                      =========  =========  =========  =========


The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                            JUNE 30,  DECEMBER 31,
                                                    1995        1995
                                                  --------  ------------
                                  ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                        $10,356     $9,990
  Short-term investments                             1,858        640
  Accounts and notes receivable less allow-
    ance for possible losses of $147 and $99           477        494
  Inventories                                          719        820
  Prepaid federal income taxes                           -      1,119
  Deferred federal income tax asset                     16          -
  Prepaid expenses and other assets                    946      1,695
                                                   -------    -------
      Total current assets                          14,372     14,758

PROPERTY AND EQUIPMENT:
  Land                                               8,102      8,102
  Buildings, ship and improvements                  45,106     45,263
  Equipment, furniture and fixtures                 20,975     21,526
  Construction in progress                             507        585
                                                   -------    -------
                                                    74,690     75,476
  Less accumulated depreciation
    and amortization                                25,987     27,383
                                                   -------    -------
                                                    48,703     48,093

OTHER ASSETS:
  Deferred federal income tax asset                  1,526        953
  Note receivable                                    1,251      1,248
  Other                                                401        360
                                                   -------    -------
                                                     3,178      2,561
                                                   -------    -------
      Total assets                                 $66,253    $65,412
                                                   =======    =======





The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                            JUNE 30,  DECEMBER 31,
                                                    1995        1995
                                                  --------  ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                  $2,047     $2,042
  Accrued salaries, wages and benefits               1,887      1,695
  Other accrued expenses                             1,317      1,366
  Federal income taxes payable                         384          -
  Deferred federal income tax liability                  -        351
  Current maturities of long-term debt              10,906     11,861
                                                  --------   --------
      Total current liabilities                     16,541     17,315

LONG-TERM DEBT                                      17,807     15,477

OTHER                                                   56         37

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                       -          -
  Common stock, $.05 par value, 20,000,000
    shares authorized; 6,898,722 shares
    issued                                             345        345
  Additional paid-in capital                        13,074     13,074
  Retained earnings                                 40,785     41,519
                                                  --------   --------
                                                    54,204     54,938
  Treasury stock, at cost, 2,400,000 shares        (22,355)   (22,355)
                                                  --------   --------
      Total stockholders' equity                    31,849     32,583
                                                  --------   --------
      Total liabilities and stockholders'
        equity                                     $66,253    $65,412
                                                  ========   ========





The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       SIX MONTHS
                                                   ENDED DECEMBER 31,
                                                   ------------------
                                                    1994       1995
                                                   -------    -------
  OPERATING ACTIVITIES:
    Net income                                        $541     $1,184
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                  2,176      1,799
      (Gain) loss on disposal of property
        and equipment                                   (4)       128
      (Increase) in accounts and notes
        receivable                                     (16)       (17)
      (Increase) decrease in inventories               437       (101)
      (Increase) in prepaid expenses and
        other current assets                          (464)      (749)
      Decrease in other assets                          10         36
      Increase (decrease) in accounts payable         (499)        64
      Increase (decrease) in accrued expenses          610       (143)
      Increase (decrease) in federal income
        taxes payable                                1,314     (1,503)
      Change in deferred federal income taxes       (1,117)       940
      (Decrease) in other liabilities                  (19)       (19)
                                                   -------    -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          2,969      1,619
                                                   -------    -------
  INVESTING ACTIVITIES:
    Purchase of short-term investments                   -       (518)
    Sale and maturity of short-term
      investments                                        -      1,736
    Payments received on note receivable                 5          3
    Additions to property and equipment               (957)    (1,317)
    Proceeds from sale of property and
      equipment                                          9          5
                                                   -------    -------
  NET CASH USED IN INVESTING ACTIVITIES               (943)       (91)
                                                   -------    -------





The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      SIX MONTHS
                                                   ENDED DECEMBER 31,
                                                   ------------------
                                                    1994       1995
                                                   -------    -------
  FINANCING ACTIVITIES:
    Payment of accounts payable for
      prior year purchases of property
      and equipment                                   (722)       (69)
    Issuance of long-term debt                         225        375
    Payments on long-term debt                         (80)    (1,750)
    Issuance of common stock                            38          -
    Payment of dividend on common stock               (450)      (450)
                                                   -------    -------
  NET CASH USED IN FINANCING ACTIVITIES               (989)    (1,894)
                                                   -------    -------
  INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                 1,037       (366)

  CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                           9,669     10,356
                                                   -------    -------
  CASH AND CASH EQUIVALENTS, END OF PERIOD         $10,706     $9,990
                                                   -------    -------
  SUPPLEMENTAL CASH FLOW INFORMATION:

    Property and equipment acquired by
      accounts payable                                 $68          -
                                                   -------    -------
    Accounts payable converted to long-
      term debt                                       $119          -
                                                   -------    -------

    Interest paid, net of amount capitalized        $1,073     $1,044
                                                   =======    =======
    Federal income taxes paid                         $275     $1,075
                                                   =======    =======





The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994


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

     The Consolidated Balance Sheet at June 30, 1995 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of December 31, 1995 and the results of operations and cash flows for the six months ended December 31, 1995 and 1994 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

     As previously disclosed in the Company's 1995 Annual Report, a lawsuit was filed in a Mississippi court against GCI, which joined GCP and Patrician as necessary parties, because of GCI's failure to make payments on certain obligations due two former shareholders of GCI. Such lawsuit is ongoing without court final action or other resolution. The Company will continue to monitor the progress of the lawsuit, the ultimate outcome of which could include the sale of GCI's ownership interest in GCP.

     In addition to the above, GCP has not yet been issued the standard two-year gaming license which the Mississippi Gaming Commission indicated it would issue upon the unconditional approval of the Company's hurricane evacuation plan by the Mississippi State Port Authority. GCP has been operating under a provisional gaming license, which expires on February 29, 1996, so as to resolve certain concerns of the Executive Director of the State Port Authority regarding GCP's hurricane evacuation plan. Such plan had previously been approved by the Executive Director of the Mississippi State Port Authority.

                       THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994


NOTE 2 - COMMITMENTS AND CONTINGENCIES (continued)

     On February 5, 1996, a proposed amendment to GCP's hurricane evacuation plan was approved by the Mississippi State Port Authority and the Executive Director of the State Port Authority affirmatively indicated to the Mississippi Gaming Commission that the plan is now acceptable. GCP will now request that it be placed on the next Gaming Commission agenda for approval of the standard two-year gaming license. Management expects that this will occur at the next regularly scheduled meeting at the end of February 1996. In the event that GCP's gaming license is not renewed or extended on or before February 29, 1996, the business of GCP would be materially adversly affected.

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Results of operations - Three months ended December 31, 1995 compared to three months ended December 31, 1994

     In the three month period ended December 31, 1995, compared to the three month period in the prior year, revenues increased from approximately $13.6 million to $14 million and income from operations increased from $159,000 to $336,000. The Company had a net loss of $4,000 in the second quarter of fiscal 1996 compared to a net loss of $292,000 for the comparable period in fiscal 1995. The increases in revenue and income from operations and the decreases in net loss and net loss per share are significantly due to improved operating results from the Copa Casino.

     Lodging revenue in the second quarter of fiscal 1996 was approximately the same as in the comparable prior year quarter. Hotel occupancy decreased slightly from approximately 78.7% in the second quarter of fiscal 1995 to 77.9% in the second quarter of the current fiscal year. For the same comparable periods, the average daily rate remained the same at $29.

     The increase in gaming revenue of $647,000 is primarilly from the Copa Casino. For the same comparable quarters, gaming revenue at the Sands Regency in Reno remained unchanged and was approximately $77 per occupied room.

     The slight decrease in food and beverage revenue of $14,000 is principally due to reduced food revenues at the Sands Regency of approximately $104,000 which was offset by revenues generated by the addition of a "Pizza Hut Express" kiosk. The "Pizza Hut Express" kiosk is licensed to the Sands Regency and was opened in April 1995. The related decrease in food and beverage costs and expenses of $42,000 is similarily composed of additional costs and expenses attributable to the "Pizza Hut Express" kiosk of approxmiately $43,000 as offset by other reduced food costs and expense from the Sands Regency.

     The increase in complimentary lodging, food and beverage, deducted from revenue, of $149,000 is due to an increase in complimentary lodging in Reno. Such is a result of Company implemented changes to its lodging programs and packages offered to guests.

     The increase in maintenance and utilities costs and expenses of $211,000 in the quarter ended December 31, 1995, compared to the same quarter in 1994, is principally due to hurricane preparedness costs and expenses for the Copa Casino, both in general and for Hurricane Opal. The increase in general and administrative costs and expenses of $338,000 consists primarily of increased advertising, promotional and customer solicitation costs for the Copa Casino.

     The decrease in depreciation and amortization expense of $205,000 includes the elimination of goodwill amortization of $92,000 as a result of the write-off of Gulfside Casino, Inc. goodwill in June 1995 when the Company recognized an impairment in long-lived assets associated with the Copa Casino. Likewise, due to the recognition of such impairment, the decrease includes a decrease in Copa Casino depreciation expense of approximately $155,000.

Results of operations - Three months ended December 31, 1995 compared to three months ended December 31, 1994 (continued)

     The decrease in interest and other income of approximately $45,000 is composed principally of a decrease in interest income from the Reno operation and is a result of less excess funds invested in the current year quarter compared to the prior year quarter.

     The decrease in the effective income tax rate from the statutory rate in the current year quarter is a result of one-time differences decreasing federal income taxes by approximately $72,000 and the exclusion of nontaxable interest income. The increase in the effective income tax rate from the statutory rate in the prior year quarter is the result of the prior year deduction of goodwill amortization that is not deductible for income tax purposes and other one-time differences which also have resulted in an increase in the provision for income taxes.

Results of operations - First six months of fiscal 1996 compared to 1995

     In the six month period ended December 31, 1995, compared to the six month period in the prior year, revenues increased from approximately $29.9 million to $30.1 million and income from operations increased from $2 million to $2.6 million. For the same comparable fiscal periods, net income increased from $541,000 to $1.2 million and net income per share increased from $.12 to $.26. Such increases are significantly due to improved operating results from the Copa Casino.

     The increase in lodging revenue of $276,000, in the first half of fiscal 1996 compared to the same period in the prior year, is primarily due to an increase in the average daily rate from approximately $35 in the six months ended December 31, 1994 to $37 in the six months ended December 31, 1995. For the same comparable periods, hotel occupancy decreased from approximately 84.6% to 82.6%.

     The increase in gaming revenue of $376,000 is composed of improved gaming revenue from the Copa Casino of $832,000 which was offset by a decrease in gaming revenue at the Sands Regency in Reno of approximately $456,000. The increase in gaming revenue from the Copa Casino is primarily due to an overall increase in business volume. The decrease in gaming revenue in Reno, which is primarily slot revenue, is due to the decrease in hotel occupancy and a decrease in gaming revenue per occupied room. Gaming revenue per occupied room decreased from $74 in the first half of fiscal 1995 to $73 in the first half of fiscal 1996.

     The decrease in food and beverage revenue of $232,000 is, in part, due to the elimination of Copa Casino buffet revenue of approximately $266,000.
During approximately the first four months of fiscal 1995, the Copa Casino was involved in the operation of a buffet style restaurant located on its facilities. Thereafter, such buffet style restaurant has been, and is now, operated by a third party. This decrease was offset by revenues generated by the addition of a "Pizza Hut Express" kiosk at the Sands Regency in Reno in the amount of $157,000. The "Pizza Hut Express" kiosk, which is licensed to the Sands Regency, was opened in April 1995. The related decrease in food and beverage costs and expenses of $126,000 is composed of a decrease in costs and expenses associated with the above buffet style restaurant of

Results of operations - First six months of fiscal 1996 compared to 1995 (continued)

$316,000 as partially offset by added costs and expenses associated with the "Pizza Hut Express" kiosk of approximately $106,000.

     The decrease in other revenue of $231,000, and related decrease in costs and expenses of $234,000, is chiefly due to a decrease in retail liquor store sales. In August 1994, the retail liquor store business, which was operated by the Company in Reno, was sold to a third party. Such third party now operates the retail liquor store in Company owned facilities for rent and other consideration paid to the Company.

     The decrease in gaming costs and expenses of $362,000 is principally attributable to Copa Casino operations. Such Copa Casino gaming cost and expense decrease is composed primarily of a decrease in estimated health benefit costs of $263,000 and a decrease in the cost of complimentary goods and services provided to guests of $129,000. Gaming costs and expenses from the Sands Regency operations increased only slightly in the six months ended December 31, 1995 compared to the same six month period in the prior year.

     The increase in maintenance and utilities costs and expenses of $228,000 in the six months ended December 31, 1995, compared to the six months ended December 31, 1994, is principally due to hurricane preparedness costs and expenses for the Copa Casino, both in general and for Hurricane Opal. The increase in general and administrative costs and expenses of $481,000 consists primarily of increased advertising, promotional and customer solicitation costs for the Copa Casino.

     The decrease in depreciation and amortization expense of $377,000 includes the elimination of goodwill amortization of $183,000 as a result of the write-off of Gulfside Casino, Inc. goodwill in June 1995 when the Company recognized an impairment in long-lived assets associated with the Copa Casino. Likewise, due to the recognition of such impairment, the decrease includes a decrease in Copa Casino depreciation expense of approximately $274,000.

     The decrease in interest expense is partially a result of a reduction in interest-bearing debt owed by the Company.

     The decrease in the effective income tax rate from the statutory rate in the current year six month period is a result of one-time differences decreasing federal income taxes by approximately $72,000 and the exclusion of nontaxable interest income. The increase in the effective income tax rate from the statutory rate in the prior year six months is the result of the prior year deduction of goodwill amortization that is not deductible for income tax purposes and other one-time differences which also have resulted in an increase in the provision for income taxes.

     As is true for other hotel/casinos in the Reno area, demand for the Company's facilities declines in the winter. Operating margins and, to a lesser extent, revenues are lower during the second and third fiscal quarters due to lower room rates and a lower level of gaming play per

Results of operations - First six months of fiscal 1996 compared to 1995 (continued)

occupied room. The Sands Regency is not affected as severely as many other hotel/casinos in the Reno area because the Company attracts high levels of group business during that period. This group business and the Company's flexible pricing strategy have enabled the Company to maintain relatively high levels of hotel occupancy. Management anticipates that the trend of experiencing lower operating margins in the second and third quarters of each fiscal year will continue.

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

Capital resources and liquidity

     During the first six months of fiscal 1996, there were no material changes in The Sands Regent's financial condition nor were there any substantive changes relative to matters discussed in the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the 1995 Annual Report appearing as exhibit 13 to the Company's Form 10-K for the year ended June 30, 1995.

                           PART II  OTHER INFORMATION




Item 1.  Legal Proceedings.

          NONE

Item 2.  Changes in Securities.

          NONE

Item 3.  Defaults Upon Senior Securities.

          NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders was held on November 6, 1995. At such meeting, Joseph G. Fanelli, Weldon C. Upton and David R. Wood were re-elected to serve as Directors. The remaining continuing Directors are Jon N. Bengtson, Pete Cladianos, Jr., Pete Cladianos III and Katherene Latham.

     There were no other matters voted on at the Annual meeting.

Item 5.  Other information.

         NONE

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         27     Financial Data Schedule.

    (b)  Reports on Form 8-K:

         NONE

  SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               THE SANDS REGENT
                                 (Registrant)





  Date: February 13, 1996      By         /S/David R. Wood
                                 ------------------------------------------
                                 David R. Wood, Executive Vice President
                                 Principal Accounting and Financial Officer

                               INDEX TO EXHIBITS



                                                                Sequentially
    Exhibit                                                       Numbered
    Number                                                          Page
    -------                                                     ------------
      27    Financial Data Schedule.........................