Form 10-Q
period 1996-03-31
SANDS REGENT
filed 1996-05-15
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q




(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________


Commission file number   0-14050
                         -------------------------------------------------------


                                THE SANDS REGENT
- --------------------------------------------------------------------------------
               (exact name of registrant as specified in charter)



                  Nevada                                     88-0201135
- ------------------------------------------           ---------------------------
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

On May 14, 1996, the registrant had outstanding 4,498,722 shares of its common stock, $.05 par value.

                       THE SANDS REGENT AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                  Page No.
                                                                  --------
          PART I FINANCIAL INFORMATION

          Item 1.  Financial Statements.                           1 - 6

               Consolidated Statements of Income                     1

               Consolidated Balance Sheets                         2 - 3

               Consolidated Statements of Cash Flows               4 - 5

               Notes to Interim Consolidated Financial
                   Statements                                        6

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations.                                     7 - 10

          PART II OTHER INFORMATION

          Item 1.  Legal Proceedings.                               11

          Item 2.  Changes in Securities.                           11

          Item 3.  Defaults Upon Senior Securities.                 11

          Item 4.  Submission of Matters to a Vote of
                   Security Holders.                                11

          Item 5.  Other Information.                               11

          Item 6.  Exhibits and Reports on Form 8-K.                11


          SIGNATURES                                                12

                         PART I  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


 (Dollars in thousands,                 THREE MONTHS           NINE MONTHS
 except per share amounts)            ENDED MARCH 31,        ENDED MARCH 31,
                                     ------------------    -------------------
                                      1995       1996       1995        1996
                                     -------    -------    -------     -------
 Operating revenues:
   Gaming                          $  10,785  $  11,318  $  31,739   $  32,648
   Lodging                             1,907      1,742      6,979       7,090
   Food and beverage                   1,913      1,993      6,075       5,923
   Other                                 419      1,054      1,413       1,817
                                   ---------  ---------  ---------   ---------
                                      15,024     16,107     46,206      47,478
 Less complimentary lodging, food
   and beverage included above           640        807      1,906       2,086
                                   ---------  ---------  ---------   ---------
                                      14,384     15,300     44,300      45,392
                                   ---------  ---------  ---------   ---------
 Operating costs and expenses:
   Gaming                              5,391      5,833     16,375      16,455
   Lodging                             1,226      1,152      3,854       3,835
   Food and beverage                   1,576      1,610      4,990       4,898
   Other                                 162        157        771         532
   Maintenance and utilities           1,024      1,040      3,196       3,440
   General and administrative          3,000      3,349      8,891       9,721
   Depreciation and amortization       1,117        911      3,293       2,710
                                   ---------  ---------  ---------   ---------
                                      13,496     14,052     41,370      41,591
                                   ---------  ---------  ---------   ---------
 Income from operations                  888      1,248      2,930       3,801
                                   ---------  ---------  ---------   ---------
 Other income (deductions):
   Interest and other income             136        143        408         455
   Interest and other expense           (642)      (586)    (1,947)     (1,828)
                                   ---------  ---------  ---------   ---------
                                        (506)      (443)    (1,539)     (1,373)
                                   ---------  ---------  ---------   ---------
 Income before income taxes              382        805      1,391       2,428
 Provision for income taxes               59        261        527         700
                                   ---------  ---------  ---------   ---------
 Net income                        $     323  $     544  $     864   $   1,728
                                   =========  =========  =========   =========
 Net income per share              $     .07  $     .12  $     .19   $     .38
                                   =========  =========  =========   =========
 Weighted average shares
   outstanding                     4,498,722  4,498,722  4,497,244   4,498,722
                                   =========  =========  =========   =========

   The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



 (Dollars in thousands)                        JUNE 30,   MARCH 31,
                                                 1995       1996
                                               --------   ---------
                                ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                    $10,356    $11,653
   Short-term investments                         1,858        500
   Accounts and notes receivable less allow-
     ance for possible losses of $147 and $99       477        501
   Inventories                                      719        766
   Prepaid federal income taxes                       -        617
   Deferred federal income tax asset                 16        220
   Prepaid expenses and other assets                946      1,164
                                                -------    -------
       Total current assets                      14,372     15,421

 PROPERTY AND EQUIPMENT:
   Land                                           8,102      8,095
   Buildings, ship and improvements              45,106     45,171
   Equipment, furniture and fixtures             20,975     21,679
   Construction in progress                         507        397
                                                -------    -------
                                                 74,690     75,342
   Less accumulated depreciation
     and amortization                            25,987     27,812
                                                -------    -------
                                                 48,703     47,530
 OTHER ASSETS:
   Deferred federal income tax asset              1,526        625
   Note receivable                                1,251      1,246
   Other                                            401        349
                                                -------    -------
                                                  3,178      2,220
                                                -------    -------
       Total assets                             $66,253    $65,171
                                                =======    =======





The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



 (Dollars in thousands)                         JUNE 30,  MARCH 31,
                                                  1995      1996
                                                --------  ---------
              LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                            $  2,047   $  2,056
   Accrued salaries, wages and benefits           1,887      1,740
   Other accrued expenses                         1,317      1,220
   Federal income tax payable                       384          -
   Current maturities of long-term debt          10,906     12,117
                                               --------   --------
       Total current liabilities                 16,541     17,133

 LONG-TERM DEBT                                  17,807     15,108

 OTHER                                               56         28

 STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value, 5,000,000
     shares authorized, none issued                   -          -
   Common stock, $.05 par value, 20,000,000
     shares authorized, 6,898,722 shares
     issued                                         345        345
   Additional paid-in capital                    13,074     13,074
   Retained earnings                             40,785     41,838
                                               --------   --------
                                                 54,204     55,257

   Treasury stock, at cost, 2,400,000 shares    (22,355)   (22,355)
                                               --------   --------
       Total stockholders' equity                31,849     32,902
                                               --------   --------
       Total liabilities and stockholders'
         equity                                $ 66,253   $ 65,171
                                               ========   ========





   The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


   (Dollars in thousands)                              NINE MONTHS ENDED
                                                           MARCH 31,
                                                      -------------------
                                                        1995       1996
                                                      --------   --------
   OPERATING ACTIVITIES:
     Net income                                        $   864     $1,728
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                     3,293      2,710
       (Gain) loss on sale of property and
         equipment                                           5       (494)
       (Increase) in accounts and notes
         receivable                                       (273)       (24)
       (Increase) decrease in inventories                  415        (47)
       (Increase) decrease in prepaid
         expenses and other current assets                  65       (218)
       Decrease in other assets                             21         44
       Increase (decrease) in accounts
         payable                                          (516)       107
       Increase (decrease) in accrued expenses             738       (244)
       (Decrease) in federal income taxes
         payable                                           (22)    (1,001)
       Changes in deferred federal
         income taxes                                     (997)       697
       (Decrease) in other liabilities                     (28)       (28)
                                                       -------    -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES             3,565      3,230
                                                       -------    -------
   INVESTING ACTIVITIES:
     Purchase of short-term investments                 (1,220)      (583)
     Sale and maturity of short-term
       investments                                           -      1,941
     Payments received on note receivable                    6          5
     Additions to property and equipment                (1,507)    (1,732)
     Proceeds from sale of property and
       equipment                                            17        697
                                                       -------    -------
   NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                               (2,704)       328
                                                       -------    -------


                       THE SANDS REGENT AND SUBSIDIARIES

   (Dollars in thousands)                        NINE MONTHS ENDED
                                                     MARCH 31,
                                                ------------------
                                                 1995       1996
                                                ------     -------
   FINANCING ACTIVITIES:
     Payment of accounts payable for prior
       period purchases of property and
       equipment                                   (736)       (98)
     Issuance of long-term debt                     225        375
     Payments on long-term debt                    (192)    (1,863)
     Issuance of common stock                        38          -
     Payment of dividends on common stock          (674)      (675)
                                                -------    -------
   NET CASH USED IN FINANCING ACTIVITIES         (1,339)    (2,261)
                                                -------    -------
   INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                              (478)     1,297
   CASH AND CASH EQUIVALENTS, BEGINNING OF
     PERIOD                                       9,669     10,356
                                                -------    -------
   CASH AND CASH EQUIVALENTS, END OF PERIOD     $ 9,191    $11,653
                                                =======    =======
   SUPPLEMENTAL CASH FLOW INFORMATION:

     Accounts payable converted to long-
       term debt                                $   119          -
                                                =======    =======
     Interest paid, net of amount capitalized   $ 1,651    $ 1,542
                                                =======    =======
     Federal income taxes paid                  $ 2,475    $ 1,075
                                                =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED MARCH 31, 1996 AND 1995


 NOTE 1 - BASIS OF PREPARATION
 -----------------------------

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

      The Consolidated Balance Sheet at June 30, 1995 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of March 31, 1996 and the results of operations and cash flows for the three and nine months ended March 31, 1996 and 1995 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

      The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries Zante, Inc. ("Zante"), Patrician, Inc. ("Patrician"), Gulfside Casino, Inc. ("GCI") and Artemis, Inc. ("Artemis"), and Gulfside Casino Partnership ("GCP") (together the "Company"). Patrician GCI and Artemis are the sole partners in GCP. Zante, Inc. owns and operates the Sands Regency hotel/casino in Reno, Nevada and GCP owns and operates the Copa Casino in Gulfport, Mississippi.


 NOTE 2 - COMMITMENTS AND CONTINGENCIES
 --------------------------------------

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

      As a result of the approval of GCP's hurricane evacuation plan by the Mississippi State Port Authority on February 5, 1996, the Mississippi Gaming Commission granted a standard two-year gaming license renewal to GCP which expires in February 1998. GCP had previously been operating under a conditional gaming license.

 ITEM 2.  Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations.
          ----------------------------------------------

 Results of operations - Three months ended March 31, 1996 compared to
 ---------------------------------------------------------------------
 three months ended March 31, 1995
 ---------------------------------

      In the three month period ended March 31, 1996, compared to the same three month period in the prior year, revenues increased from approximately $14.4 million to $15.3 million and income from operations increased from $888,000 to $1.2 million. Net income also increased from $323,000, or $.07 per share, in the third quarter of fiscal 1995 to $544,000, or $.12 per share, in the third quarter of fiscal 1996. The increases in revenue, income from operations, net income and net income per share are significantly due to improved operating results from the Copa Casino.

      The decrease in lodging revenue of $165,000, in the third quarter of fiscal 1996 compared to the same quarter in the prior year, is due to a decrease in hotel occupancy and a lower average room rate. Hotel occupancy decreased from approximately 89.5% in the third quarter of fiscal 1995 to 83.9% in the third quarter of the current fiscal year. For the same comparable periods, the average room rate decreased from $25 to $24.

      The increase in gaming revenue of $533,000 consists of an increase in gaming revenue from the Copa Casino of $1.2 million which was offset by a decrease in gaming revenue at the Sands Regency in Reno of approximately $667,000. The decrease in gaming revenue in Reno is due to a decrease in hotel occupancy and a decrease in gaming revenue per occupied room. Gaming revenue per occupied room decreased from $75 in the third quarter of fiscal 1995 to $70 in the third quarter of fiscal 1996.

      The slight increase in food and beverage revenue of $80,000 is comprised of $70,000 in revenues generated by the addition of a "Pizza Hut Express" kiosk, a $139,000 increase in food and beverage revenues from the Copa Casino and a $138,000 decrease in other food revenue at the Sands Regency. The "Pizza Hut Express" kiosk is licensed to the Sands Regency and was opened in April 1995. The decrease in other food revenue at the Sands Regency is partially due to the decline in hotel occupancy. The related increase in food and beverage costs and expenses of $34,000 is similarily composed of additional costs and expenses attributable to the "Pizza Hut Express" kiosk of approximately $48,000 as offset by other reduced food costs and expenses from the Sands Regency.

      The increase in other revenue of $635,000, is principally due to a gain on the sale of a small motel owned and operated by the Sands Regency. The increase in complimentary lodging, food and beverage, deducted from revenue, of $167,000 is primarily due to an increase in complimentary lodging in Reno. Such is a result of Company implemented changes to its lodging programs and packages offered to attract and retain guests.

      The increase in gaming costs and expenses of $442,000 in the three months ended March 31, 1996, compared to the three months ended March 31, 1995, is primarily composed of various cost increases associated with the increase in gaming revenue of the Copa Casino, including an increase in Copa Casino gaming taxes and licenses of $151,000, and increases in other

 Results of operations - Three months ended March 31, 1996 compared to
 ---------------------------------------------------------------------
 three months ended March 31, 1995 (continued)
 ---------------------------------------------

 gaming costs and expenses of approximately $154,000. For the same comparable periods, gaming costs and expenses for the Sands Regency also increased by approximately $137,000.

      The increase in general and administrative costs and expenses of $349,000 consists primarily of increased advertising, promotional and customer solicitation costs for the Copa Casino.

      The decrease in depreciation and amortization expense of $206,000 includes the elimination of goodwill amortization of $91,000 as a result of the write-off of Gulfside Casino, Inc. goodwill in June 1995 when the Company recognized an impairment in long-lived assets associated with the Copa Casino. Likewise, due to the recognition of such impairment, the decrease includes a decrease in Copa Casino depreciation expense of approximately $157,000.

      The decrease in interest expense is partially a result of a reduction in interest-bearing debt owed by the Company.

 Results of operations - First nine months of fiscal 1996 compared to 1995
 -------------------------------------------------------------------------

      In the nine months ended March 31, 1996, compared to the same nine months in the prior year, revenues increased from approximately $44.3 million to $45.4 million and income from operations increased from $2.9 million to $3.8 million. For the same comparable fiscal periods, net income also increased from $864,000 to $1.7 million and net income per share increased from $.19 to $.38. Such increases are significantly due to improved operating results from the Copa Casino.

      The increase in lodging revenue of $111,000, in the first three quarters of fiscal 1996 compared to the same periods in the prior year, is due to an increase in the average room rate. In the nine months ended March 31, 1996, the average room rate increased to $33 as compared to $31 in the comparable nine month period in the prior year. For the same comparable periods, hotel occupancy declined from 86.2% to 83%.

      The increase in gaming revenue of $909,000 million is comprised of an increase in gaming revenue from the Copa Casino of approximately $2 million which was offset by a decrease in gaming revenue at the Sands Regency in Reno of approximately $1.1 million. The decrease in gaming revenue in Reno, which is primarily slot revenue, is due to the decrease in hotel occupancy and a decrease in gaming revenue per occupied room. Gaming revenue per occupied room decreased from $74 in the first nine months of fiscal 1995 to $72 in the first nine months of fiscal 1996.

      The decrease in food and beverage revenue of $152,000 is, in part, due to the elimination of Copa Casino buffet revenue of approximately $266,000. During approximately the first four months of fiscal 1995, the Copa Casino was involved in the operation of a buffet style restaurant located on its facilities. Thereafter, such buffet style restaurant was operated by a third party. This decrease was offset by $227,000 in revenues generated by the addition of a "Pizza Hut Express" kiosk at the Sands Regency in Reno.

 Results of operations - First nine months of fiscal 1995 compared to 1994
 -------------------------------------------------------------------------
 compared to first nine monts of fiscal 1994 (continued)
 -------------------------------------------------------

 The "Pizza Hut Express" kiosk, which is licensed to the Sands Regency, was opened in April 1995. The remaining portion of the decrease is primarily due to a decrease in other food revenue at the Sands Regency which is partially due to the decrease in hotel occupancy.

      The increase in other revenue of $404,000 is principally comprised of a gain on the sale of a small motel owned and operated by the Sands Regency of $506,000 and a decrease in retail liquor store sales of approximately $267,000. In August 1994, the retail liquor store business, which was operated by the Company in Reno, was sold to a third party. Such third party now operates the retail liquor store in Company owned facilities for rent and other consideration paid to the Company.

      The increase in complimentary lodging, food and beverage, deducted from revenue, of $180,000 is primarily due to an increase in complimentary lodging in Reno. Such is a result of Company implemented changes to its lodging programs and packages offered to attract and retain guests.

      The increase in gaming costs and expenses of $80,000 is comprised of an increase in gaming taxes and licenses attributable to Copa Casino of $184,000, a decrease in Copa estimated health benefit costs of $238,000 and a decrease in the cost of complimentary goods and services provided to Copa Casino guests of $130,000. The remaining amount of increase in gaming costs and expenses of approximately $264,000 is attributable to the Sands Regency.

      The slight decrease in food and beverage costs and expenses of $92,000 includes the elimination of costs and expenses associated with the buffet style restaurant at the Copa Casino of $316,000 as partially offset by added costs and expenses associated with the "Pizza Hut Express" kiosk of approximately $154,000. The decrease in other costs and expenses of $239,000 is significantly due to the elimination of retail liquor store sales.

      The increase in maintenance and utilities costs and expenses of $244,000 in the nine months ended March 31, 1996, compared to the nine months ended March 31, 1995, is principally due to hurricane preparedness costs and expenses for the Copa Casino, both in general and for Hurricane Opal. The increase in general and administrative costs and expenses of $830,000 consists primarily of increased advertising, promotional and customer solicitation costs for the Copa Casino.

      The decrease in depreciation and amortization expense of $583,000 includes the elimination of goodwill amortization of $274,000 as a result of the write-off of Gulfside Casino, Inc. goodwill in June 1995 when the Company recognized an impairment in long-lived assets associated with the Copa Casino. Likewise, due to the recognition of such impairment, the decrease includes a decrease in Copa Casino depreciation expense of approximately $431,000.

      The decrease in interest expense is partially a result of a reduction in interest-bearing debt owed by the Company.

 Results of operations - First nine months of fiscal 1995 compared to 1994
 -------------------------------------------------------------------------
 compared to first nine monts of fiscal 1994 (continued)
 -------------------------------------------------------

      The decrease in the effective income tax rate from the statutory rate in the current year nine month period is a result of one-time differences decreasing federal income taxes by approximately $72,000 and the exclusion of nontaxable interest income. The increase in the effective income tax rate from the statutory rate in the prior year nine months is primarily the result of the prior year deduction of goodwill amortization that is not deductible for income tax purposes.

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

   Capital resources and liquidity
   -------------------------------

      The Company has undertaken a renovation and improvement program for its Reno facilities which will include remodeling the main casino and other common areas and renovating approximately 500 hotel rooms. Consideration is also being given to acquiring a state-of-the-art computerized player tracking system to enhance customer value. It is presently estimated that the Company will spend approximately $3.0 million on such renovation and improvement program in the next 12 months utilizing funds generated from operations and excess cash investments.

      The Company's cash dividend was suspended by action of the Board of Directors in May 1996 to conserve cash for future growth and operational needs. On an annual basis, approximately $900,000 was previously expended for regurlar cash dividend payments.

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

                           PART II  OTHER INFORMATION



 Item 1.  Legal Proceedings.
 ---------------------------

          NONE

 Item 2.  Changes in Securities.
 -------------------------------

          NONE

 Item 3.  Defaults Upon Senior Securities.
 -----------------------------------------

          NONE

 Item 4.  Submission of Matters to a Vote of Security Holders.
 -------------------------------------------------------------

          NONE

 Item 5.  Other information.
 ---------------------------

          NONE

 Item 6.  Exhibits and Reports on Form 8-K.
 ------------------------------------------

    (a)   Exhibits

          NONE

    (b)   Reports on Form 8-K:

          NONE

 SIGNATURES
 ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                THE SANDS REGENT
                                  (Registrant)





 Date: May 14, 1996         By   /S/ David R. Wood
                                 -------------------------------------------
                                 David R. Wood, Executive Vice President and
                                 Principal Accounting and Financial Officer

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