Form 10-K
period 1996-06-30
SANDS REGENT
filed 1996-09-27
CIK 753899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                              --------------------

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

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

                              --------------------

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

                               -------------------

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

    The aggregate market value of the Registrant's $.05 par value Common Stock held by non-affiliates of the Registrant on September 23, 1996 was $8,050,145. The aggregate market value is computed with reference to the average price per share on such date.

    Registrant's Common Stock outstanding at September 23, 1996 was 4,498,722 shares.

    Portions of Registrant's 1996 Annual Report to the Shareholders are incorporated into Part II as set forth herein. Portions of Registrant's definitive Proxy Statement for its November 4, 1996 Annual Meeting of Shareholders are incorporated into Part III as set forth herein.


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

    Reno, Nevada. The Sands Regency hotel/casino has approximately 27,000 square feet of gaming space and 938 hotel rooms, including 32 suites of various sizes. The complex also includes three restaurants, a "Winchell's Donut House", a "Pizza Hut", an "Arby's" restaurant operated by a third party, a "Baskin-Robbins" and an "Orange Julius" operated by a third party, three cocktail lounges, a gift shop, a beauty/barber shop and a liquor store, each operated by third parties, a video arcade, a health club, a swimming pool and over 10,000 square feet of convention and meeting space which can seat up to 650 people. The Company maintains six parking areas on its main hotel/casino property and adjacent to it, including two parking garages, with a total combined capacity for approximately 1,000 vehicles. Although the Company offers, on a very limited basis, complimentary hotel accommodations to select customers, no group arrangements known as "junkets" are conducted.

    The average room occupancy for fiscal 1996 was 82.9% compared to 87.1% for 1995. The hotel's average room rate for the current fiscal year was approximately $32.00 as compared to $33.00 in the prior fiscal year.

    As of September 25, 1996, the casino offered 20 table games, including 15 blackjack tables, 1 caribbean stud table, 1 craps table, and 2 roulette tables, 1 let it ride, 2 keno games and approximately 690 slot machines. In connection with the supervision of its gaming activities, the Company's policies include stringent controls, cross-checks and recording of all receipts and disbursements.

    The Company's Reno, Nevada operations are conducted 24 hours a day, every day of the year. The primary source of revenues and income to the Company is its gaming activities, although the hotel, bars, shops, restaurants and other services are an important adjunct to the gaming activities. The Company's operating and marketing philosophy emphasizes high volume business, offering large, attractive hotel rooms at reasonable prices to travel group wholesalers, primarily from Western Canada, the Pacific Northwest and Northern California. Gaming accounted for approximately 55% of the Company's revenues in fiscal 1996 and approximately 77% of the gaming revenues were generated by slot machines. The Company generally does not extend credit to its gaming customers.

    As a result of current adverse market conditions and the uncertainty of future market growth, the Company has cancelled its major expansion plans and allowed its local governmental approvals to expire. In the near term, the Company will concentrate its resources on renovating and improving existing Reno facilities and services. Future expansion plans will be considered based upon future market conditions and the need to add hotel rooms and other major facilities.

    Gulfport, Mississippi. In December 1992, the Company, through Patrician, entered into a partnership agreement with GCI to develop and operate a dockside gaming facility in Gulfport, Mississippi. Located approximately 75 miles from New Orleans, Louisiana and 70 miles from Mobile, Alabama, the facility, known as the "Copa Casino," is a permanently moored 500-foot cruise ship. Gaming operations commenced in mid-September 1993.

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

    Mississippi, which legalized casino gaming in September 1991, allows for 24-hour gaming on riverboats or other floating vessels located on or adjacent to approved navigable waterways. Such floating facilities need not cruise into the waterways and, as such, become permanently moored as dockside gaming facilities. Gulfport is a deep-water port located on U.S. Highway 90 on the Mississippi gulf coast. A population of approximately 2.5 million resides within a 100-mile radius, including New Orleans and Mobile. Interstate Highway 10, which is the main thoroughfare between Mobile and New Orleans, lies approximately 10 miles to the north of the port area. The Gulfport-Biloxi metropolitan area has over 7,000 hotel and motel rooms located in the immediate Gulfport-Biloxi area.

    The Copa Casino consists of approximately 24,000 square feet of casino space located on two decks. As of September 25, 1996, the Copa offered approximately 717 slot machines and 26 table games, including craps, roulette, blackjack, caribbean stud, let it ride and big six. In addition, the facility also includes 4 cocktail lounges/bars, a deli-style restaurant, a buffet restaurant operated by a third party, a gift shop and various ancillary services and facilities. The deck below the two casino decks contains a surveillance area, a vault, count rooms and security and various operations and administrative offices. An additional three decks on the ship are available for future expansion of gaming and dining facilities.

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


MARKETING

    Reno, Nevada. The central component of the Company's marketing philosophy is to utilize travel wholesalers to attract group and air wholesale business to the hotel/casino. This philosophy is based on offering attractive, well-furnished, large hotel accommodations and quality food and beverages at prices slightly lower than those of most major hotel/casinos in Reno. Management believes this strategy has historically enabled the Company to maintain high levels of hotel occupancy.

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

    The Sands Regency is the lead hotel/casino in the Reno area for several major travel wholesalers who serve major cities in the West, Midwest and Southwest United States and in Western and Central Canada. Group and air wholesale business accounted for approximately 59% of the hotel's occupancy in fiscal 1996 compared to 61% in fiscal 1995.

    Most advertising for the Sands Regency is done by travel wholesalers in their markets. The Company also advertises directly in its major United States markets through printed publications, especially during periods of the year when group business operates at reduced levels.

    Gulfport, Mississippi. The Company has positioned the Copa Casino as a casino for local residents. Emphasis has been placed on providing a casual and friendly atmosphere. To maintain this marketing position, the Company's goal is to provide its products and services at values favored by the Company's guests. The Company also uses numerous, in-house promotional programs to attract local residents and other customers. These Company-sponsored promotional and special event programs include gaming and slot tournaments, football season promotions and give-a-way programs.

    The Company has implemented a variety of outside advertising campaigns in order to attract "drive-up" gaming customers. This includes billboard within a 100-mile radius of Gulfport and local newspaper, radio and television advertising. In addition, the Company has implemented drive-up promotions and programs to generate more frequent customer visits and to identify valued customers. Direct mail programs, which have resulted in positive customer responses, will continue to be undertaken to encourage more frequent visits by customers.

    In fiscal 1997, the Company plans to acquire a computerized slot player tracking and marketing system which will improve the Company's ability to offer different and more diverse promotions. The system will also provide player tracking information so as to allow the Company to reward gaming customers with complimentary and other promotional goods and services.

    The Company has also pursued marketing efforts toward developing group business, primarily bus charters and, beginning in October 1996, will expand these efforts to include tour and travel air charters. Through these efforts, the Company has attracted bus charters from various areas within a 500-mile radius including Atlanta, Georgia and Florida.

    The Company will continue to utilize various marketing strategies with a goal of increasing the frequency of casino visits by its customers which includes implementing programs to identify and retain selected valued customers and the establishment of promotional programs which cater to senior citizens. The Company has employed sales representatives to market to tour operators, travel agents, social groups, corporations and associations.


COMPETITION

    Reno, Nevada. The Company competes in the greater Reno area with approximately sixteen major casinos and hotel/casinos, some of which are larger than the Sands Regency. In addition, there are numerous other smaller casinos in the greater Reno area. The Company competes for its customers based upon gaming activities, room rates, room size and quality of rooms, food, beverages and location. In the last twelve months, competitors of the Company have constructed approximately 2,700 hotel rooms including a new hotel/casino with 1,700 rooms. This resulted in an increase in Reno area available hotel rooms of approximately 20%. There are also an additional 800 hotel rooms currently under construction by other competitors of the Company and governmental approval has been granted to construct an additional 2,188 hotel rooms. Such governmental approval does not provide assurance that all of these rooms will be built. If construction is completed on all hotel rooms presently under construction or approved for construction, the hotel room capacity in the greater Reno area will increase by approximately an additional 19%. In the event all approved hotel rooms are built, and depending on the time frames during which they are completed, management of the Company believes that this added capacity may have an adverse effect on operations of the Company.

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

    Gulfport, Mississippi. The Company's operations on the Gulf Coast of Mississippi are in competition with numerous gaming operations currently established or to be established on vessels or barges moored on the Gulf Coast of Mississippi, and on boats or barges cruising or moored on the Mississippi River. Currently there are ten dockside gaming facilities, excluding the Company, operating along the Gulf Coast of Mississippi, including one in Bay Saint Louis, one in Gulfport and eight in Biloxi. There are also two gaming facilities presently planned along the Gulf Coast which are licensed and under construction.

    Along the Mississippi River, there are presently eighteen Mississippi dockside casino facilities; one in Natchez, four in Vicksburg, two in Greenville, one near Lula and ten in Tunica. There are two additional proposed casino operations to be located along the Mississippi River in Vicksburg and Greenville which have been granted gaming licenses. There is also one casino currently in operation on an Indian reservation near Philadelphia, Mississippi.

    In addition to the above, there are also numerous other proposed Mississippi casino operations along the Mississippi River and the Gulf Coast. Requiring both site approval and gaming licenses, such proposed operations are at various stages in the developmental process without assurances that development and operation will occur.

    In addition to direct competition which the Company faces in the Mississippi market, the Company faces competition from riverboats and a possibly reopened land-based casino in the State of Louisiana, which is an important market area for the Company's Gulfport casino. Current Louisiana legislation permits unlimited stakes gaming and a total of fifteen riverboat licenses and one land-based license have been authorized statewide. At present, there are thirteen riverboats in operation. Besides these State of Louisiana gaming operations, it is also anticipated that gaming may be implemented on Indian reservations near Gulfport and New Orleans.

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

    General. To a significantly lesser extent, the Company competes with gaming facilities in New Jersey, Colorado, South Dakota, Illinois, Iowa and other parts of the world. The Company also competes with various gaming operations on Indian land, including those located in California, Oregon, Washington, Connecticut, Michigan, Minnesota and Wisconsin. Indian casino gaming has become a growing sector of the gaming industry as a result of the Indian Gaming Regulatory Act of 1988, which generally permits unrestricted gaming on Indian land in any state that allows similar forms of gaming, whether or not restricted. Other states may legalize various forms of gaming that may compete with the Company. In any jurisdiction where the Company may commence operations, it will face competition for desirable sites and qualified personnel.


EMPLOYEES

    At June 30, 1996, the Company employed 979 people at the Sands Regency in Reno, Nevada, including 91 salaried employees and 888 hourly employees. The Copa Casino employed 466 people, including 57 salaried employees and 409 hourly employees. None of the Company's employees is represented by a union. The Company has not experienced any work stoppages or other significant labor problems and management considers its labor relations to be good.


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

ITEM 2. PROPERTIES

    Reno, Nevada. The Company operates the casino and hotel towers at the Sands Regency on a Company-owned 6.3 acre site in downtown Reno. The hotel/casino site also includes the original three-story motor lodge and four-story hotel tower and other buildings and facilities. Garage and surface parking is provided at the hotel/casino site and also on a 2.7 acre site located adjacent to the hotel/casino site. In addition, the Company's personnel office and certain storage facilities are located one-half block from the hotel/casino site on a Company-owned .5 acre lot. Management considers the Company's facility to be in good condition and well-maintained.

    In addition to the main hotel/casino facility, the Company owns several smaller properties in Reno consisting of an aggregate area of approximately .6 acres.

    The Company's Reno hotel/casino property is subject to aggregate encumbrances of approximately $15.5 million as of June 30, 1996.

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

    The initial term of the lease, as amended, is seven years and ends in October 1999. The lease provides for three renewal periods of five years each and one renewal period of ten years if the Partnership, within the first ten years of the lease agreement, constructs, on the leased premises or within the city limits of Gulfport, a hotel with a minimum of 350 units. If any of such renewal options are exercised, the lease term will be extended under the same terms and provisions of the lease agreement except that the rental amounts will be adjusted and revised annually, in years six through thirty-two, in accordance with changes in the Consumer Price Index.

    The lease provides for an annual rental of $500,000 (the "Minimum Rental") plus five percent (5%) of the gross annual gaming revenues over $25,000,000 (the "Percentage Rental"). In addition to the Minimum Rental and Percentage Rental set forth above, the Partnership is also required to pay, monthly, 3% of the gross monthly revenues on all activities other than gaming (the "Additional Percentage Rent"). The Minimum Rental is to be paid in advance, in equal monthly installments of $41,667 on the first day of every month during the lease year. For each month, the Percentage Rental and the Additional Percentage Rental must be calculated and the amounts due, if any, are to be paid on or before the 10th day of the following month.

    In July 1996, Copa Casino was notified by the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority that its lease will be cancelled and terminated at the end of the initial lease term in October 1999 because the Copa Casino's leased site is needed by the Mississippi State Port Authority to accommodate a purported expansion of Port facilities. Such notice of termination, among other items, is presently the subject of litigation between the Copa Casino and the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority as further described in Item 3. Legal Proceedings. If the Copa Casino is required to vacate its existing site and no suitable replacement sites can be found, the Company's results of operations could be materially adversely affected.


ITEM 3. LEGAL PROCEEDINGS

GCI MATTER

    In December 1994, a lawsuit was filed by Terry W. Green and Joel R. Carter, Sr. ("Green and Carter") in the Chancery Court of Harrison County, Mississippi, First Judicial District against GCI because of GCI's failure to make payments on promissory note obligations of GCI to Green and Carter. These note obligations, in the aggregate amount of $6 million, plus interest, are secured by a pledge of GCI's partnership interest in GCP. Although these promissory notes and the accrued interest thereon are obligations of GCI, they are reflected as current liabilities in the Company's Consolidated Balance Sheets at June 30, 1996 and 1995 upon consolidation.

    In addition to demanding payment of the $6 million plus interest, for which a partial summary judgment was granted, the lawsuit by Green and Carter is demanding the appointment of a receiver to take possession of and sell GCI's ownership interest in GCP. The lawsuit also seeks attorneys fees in an amount not less than $900,000 which management of the Company believes would not be deemed a reasonable amount in the event of an unfavorable judgment against GCI. In May 1995, GCP and Patrician were joined as necessary parties to the lawsuit.

    In August 1995, a Charging Order was entered which requires GCP to respond to inquiries by Green and Carter for the purpose, among other things, of determining what distributions, if any, have been paid by the partnership to either of its partners. Moreover, a court order has been granted whereby any amounts due or to become due GCI by GCP are to be paid to Green and Carter until the summary judgment against GCI is satisfied.

    Part of the dispute with Green and Carter concerns their security interest in GCI's ownership of GCP. GCI's interest in GCP has been reduced from an original 60% to the present .006% interest as a result of an amendment to the partnership agreement and a partner capital call. An amendment to the GCP partnership agreement was entered into, effective January 1, 1993, whereby the profit and loss allocation percentages were amended from 40% to 80% for Patrician and from 60% to 20% for GCI. Such amendment was entered into so as to properly reflect the relative financial risks of Patrician and GCI and to cure a partnership breach by GCI. Specifically, and prior to the acquisition of GCI by The Sands Regent in February 1994, GCI had breached the partnership agreement by failing to properly contribute monies to the partnership. This resulted in additional funding by Patrician and the amendment was entered into to cure the breach since GCI was not in the position to contribute required funding.

    An additional partner capital call occurred in January 1996 for the purpose of improving the partnership capital structure. Patrician and Artemis complied with the capital call and GCI failed to comply. As a result, and in accordance with the partnership agreement, CGI's interest in GCP was reduced from 20% to
 .006%. Green and Carter claim that GCI's ownership interest in GCP should be the pre-amendment, pre-capital call 60% interest. GCI and Patrician contend that the amended ownership interests are valid because they were undertaken for valid business reasons and that they were permitted in accordance with the underlying agreement that pledged GCI's interest in GCP to Green and Carter. Further, the partnership amendments which provided, or allowed, for the change in partner ownership interests were found to be valid in a June 1996 arbitration award between Patrician and GCI.

    In July 1996, as a result of a court hearing, the Chancery Court rendered a judgment that the reallocation of GCI's interest in the partnership had no effect on the lien position of Green and Carter. Further Green and Carter were given until November 1996 to exhaust their legal remedies in collecting against the judgment. Failing collection or other resolution by November 1996, the Court will consider additional measures including, but not limited to, the appointment of a receiver.

    GCI has filed a motion for reconsideration with the Chancery Court for which a hearing has not yet been set.

    GCI's only tangible asset, and its source of funds for repayment of the promissory notes, is its partnership interest in GCP. The underlying promissory notes were owed by GCI when The Sands Regent purchased GCI in February 1994 and have not been assumed or guaranteed by The Sands Regent. GCI is neither presently in the financial position to make any payments with respect to these note obligations nor is it expected to be in such a position in the near future. The ultimate resolution of such matter is not presently subject to reasonable estimation but could include a dispossession of a 60% right to receive partnership profits and surplus.

PORT MATTER

    In July 1996, the Mississippi Department of Economic and Community Development ("MDECD") and the Mississippi State Port Authority at Gulfport (the "Port") filed a declaratory judgment action against GCP in the Chancery Court of Harrison County, Mississippi, First Judicial District. Such lawsuit seeks Court interpretation of certain provisions of the lease between MDECD and the Port and GCP including whether the Port must approve the substitution of another gaming vessel for the present gaming vessel and whether the Port must approve the construction of a hotel on the lease premises. In addition to the lawsuit, MDECD and the Port also notified GCP that its lease will be cancelled and terminated at the end of the initial lease term in October 1999 because GCP's current leased site is needed by the Port to accommodate a purported expansion of Port facilities.

    In August 1996, GCP filed a separate lawsuit against MDECD and the Port in the Circuit Court of the First Judicial District of Harrison County, Mississippi, for breach of contract, breach of covenant of good faith and fair dealing, misrepresentation and breach of covenant of quite enjoyment. The lawsuit seeks an award for compensatory damages in an amount not less that $20 million and a declaratory judgment quieting the lease term and allowing the development of the leased premise. The lawsuit also requests a jury trial which is not generally available in Chancery Court.

    In connection with the filing of the above Circuit Court action, GCP has responded to the Chancery Court action filed by the MDECD and Port by requesting that such action be dismissed or, in the alternative, transferred and consolidated with GCP's Circuit Court action. MDECD and the Port have, in turn, responded by indicating it is their belief that the Chancery Court is the proper forum and that GCP's Circuit Court action be either dismissed or transferred to the Chancery Court. A hearing was held in Circuit Court on September 20, 1996 with respect to the MDECD and Port request to dismiss GCP's Circuit Court action against the MDECD and Port or transfer it to Chancery Court. A ruling is expected in October 1996.

    Such legal actions between the Company and MDECD and the Port are in the early stages and management believes that the outcome is not presently predictable or subject to reasonable estimation.

OTHER

    The Company is also a party to various other legal actions, proceedings and pending claims arising in the normal course of its business. Management does not expect the outcome of these claims or suits to have a material adverse effect on the Company's financial position or results of future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1996.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    The Common Stock of the Company is traded in the NASDAQ National Market System under the symbol "SNDS" and the following table sets forth the range of high and low closing sales prices as reported by NASDAQ.

                                                                        CASH
FOR THE YEARS ENDED JUNE 30,                HIGH          LOW         DIVIDEND
- ----------------------------                ----          ---         --------
       1995
           First Quarter...........        $12.25        $8.75          $.05
           Second Quarter..........         10.00         6.25          $.05
           Third Quarter...........          8.00         4.50          $.05
           Fourth Quarter..........          6.00         5.06          $.05

       1996
           First Quarter...........        $ 6.25        $4.50          $.05
           Second Quarter..........          6.25         4.50          $.05
           Third Quarter...........          5.50         3.62          $.05
           Fourth Quarter..........          5.75         3.50            --

- -----------

    In May 1996, the Board of Directors of the Company suspended the payment of cash dividends. The declaration and payment of dividends in the future, if any, will be determined by the Board of Directors in light of the conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

    As of September 23, 1996, the Company had 170 shareholders of record and in excess of 400 beneficial shareholders.


ITEM 6. SELECTED FINANCIAL DATA

    There is hereby incorporated by reference the information appearing under the caption "The Sands Regent - Selected Financial Data" in the Company's 1996 Annual Report, filed as Exhibit 13 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    There is hereby incorporated by reference the information appearing under the caption "The Sands Regent - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report, filed as Exhibit 13 to this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    There is hereby incorporated by reference the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company's 1996 Annual Report, filed as Exhibit 13 to this Form 10-K. Reference is made to the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in Item 14(a)(1) hereof.

    With the exception of the aforementioned information and the information in Items 6 and 7, the Company's 1996 Annual Report is not deemed filed as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information appearing under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 1996, filed or to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information appearing under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 1996, filed or to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information appearing under the captions "Principal Shareholders" and "Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 1996, filed or to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 1996, filed or to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     FINANCIAL STATEMENTS.

           Included in Part II of this Report:

               Independent Auditors' Report

               Consolidated Balance Sheets -- June 30, 1996 and 1995

               Consolidated Statements of Operations -- Years Ended June 30,
                   1996, 1995 and 1994

               Consolidated Statements of Stockholders' Equity -- Years Ended
                   June 30, 1996, 1995 and 1994

               Consolidated Statements of Cash Flows -- Years Ended June 30,
                   1996, 1995 and 1994

               Notes to Consolidated Financial Statements

(a)(2)     FINANCIAL STATEMENT SCHEDULES.

           Included in Part IV of this Report:

               As of and for the Years Ended June 30, 1996, 1995 and 1994:

               Independent Auditors' Report on Schedules

               Schedule II -- Valuation and Qualifying Accounts

           All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)     EXHIBITS

                 3(a)(i) Restated Articles of Incorporation of the Company (Exhibit 3(a) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1).*

                 3(a)(ii) Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 2, 1987 (Exhibit 4(a) to the Company's Form 10-Q for the quarter ended December 31, 1987).*

                 3(b)(i) Amended and Restated Bylaws of the Company, as amended April 29, 1985, and currently in effect (Exhibit 3(b) to the Company's Form 10-K for the fiscal year ended June 30, 1985).*

                 3(b)(ii) Resolution of Amendment to the Bylaws of the Company, dated November 2, 1987 (Exhibit 4(b) to the Company's Form 10-Q for the quarter ended December 31, 1987).*

                 3(b)(iii) Certificate of Amendment of the Amended and Restated
                           Code of Bylaws, as Amended, of The Sands Regent, dated January 10, 1996.**

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

                10(k) Gulfside Casino, Inc. Settlement Agreement, dated August 20, 1993, by and between Gulfside Casino, Inc., a Mississippi Corporation, and Joel R. Carter, Sr. and Terry Green (Exhibit 10(j) to the Company's Form 10-K for the year ended June 30,1994).*

                10(l) Settlement Agreement dated November 2, 1984, by and between Hughes Properties, Inc., and Zante, Inc. (Exhibit 10(u) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1).*

                10(m) Franchise Agreement dated October 9, 1986 and as amended on October 9, 1986, by and between Roma Corporation and Zante, Inc. (Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended June 30, 1987).*

                10(n)      Agreement, dated as of January 2, 1995, between David
                           R. Wood and The Sands Regent.** (Exhibit 10(n) to the Company's Form 10-K for the fiscal year ended June 30, 1995).*

                10(o) Lease Agreement by and between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Gulfside Casino, Inc., dated August 20, 1992. **

                10(p) Amendment to Lease and Approval of Stock Purchase by and between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Gulfside Casino, Inc., dated October 28, 1992. **

                10(q) Second Lease Amendment by and between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Gulfside Casino, Inc., Lessee, and Gulfside Casino Partnership, Substitute Lessee, dated May 12, 1993.
                           **

                10(r) Third Lease Amendment by and between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Gulfside Casino Partnership, dated June 21, 1994. **

                13         1996 Annual Report to Shareholders.**

                21 Subsidiaries: Zante, Inc., Patrician, Inc., and Artemis, Inc., Nevada Corporations, and Gulfside Casino, Inc., a Mississippi corporation, are wholly owned by the Company. Patrician, Inc., Gulfside Casino, Inc., and Artemis, Inc., are the sole partners in Gulfside Casino Partnership, a Mississippi general partnership.

                23 Independent Auditors' Consent to the incorporation by reference into specified registration statement on Form S-8 of their reports contained in or incorporated by reference into this report.**

                27         Financial Data Schedule.**

                -------------------------------

                *          Incorporated by reference

                **         Filed herewith

(b)   REPORTS ON FORM 8-K.

      The Company did not file any reports on Form 8-K during the last quarter of fiscal 1996.

(c)   INDEX TO EXHIBITS.

(d)   FINANCIAL STATEMENT SCHEDULES.

      Financial statement schedules required by Regulation S-X are excluded from the 1996 Annual Report to the Shareholders by Rule 14a-3(b)(1). See
      Schedule II to the Financial Statements appearing under Item 14(a)(2) hereof.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  THE SANDS REGENT

Date:  September 26, 1996               By:  PETE CLADIANOS, JR.
                                             -------------------
                                             Pete Cladianos, Jr., President
                                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           CAPACITY                                    DATE
- ---------                           --------                                    ----
PETE CLADIANOS, JR.                 President (Chief                            September 26, 1996
- ---------------------------         Executive Officer)
Pete Cladianos, Jr.                 and Director

KATHERENE  LATHAM                   Chairman of the                             September 26, 1996
- ---------------------------         Board of Directors
Katherene Latham

JON N. BENGTSON                     Executive Vice President,                   September 26, 1996
- ---------------------------         Chief Operating Officer and
Jon N. Bengtson                     Director

DAVID R. WOOD                       Executive Vice President,                   September 26, 1996
- ---------------------------         Treasurer, Chief Financial and
David R. Wood                       Accounting Officer and Director

PETE CLADIANOS III                  Executive Vice President,                   September 26, 1996
- ---------------------------         Secretary and Director
Pete Cladianos III

JOSEPH G. FANELLI                   Director                                    September 26, 1996
- ---------------------------
Joseph G. Fanelli

WELDON C. UPTON                     Director                                    September 26, 1996
- ---------------------------
Weldon C. Upton

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of The Sands Regent:



We have audited the consolidated financial statements of The Sands Regent and subsidiaries as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 9, 1996. Such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Sands Regent and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Reno, Nevada
August 9, 1996

                                The Sands Regent

                                   Schedule II

                        Valuation and Qualifying Accounts

                                 (in thousands)


                                                                Additions
                                                   Balance at   Charged to
                                                   Beginning    Costs and                    Balance at
            Description                             of Year      Expenses    Deductions(1)   End of Year
            -----------                             -------      --------    -------------   -----------
Allowance for Doubtful Accounts Receivable:

    Year ended June 30, 1996 ...................      $147         $136         $(176)          $107

    Year ended June 30, 1995 ...................       111           92           (56)           147

    Year ended June 30, 1994 ...................        72           88           (49)           111




- ---------------

(1)     Write-offs of uncollectible accounts receivable, net of recoveries

                                INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                                                  PAGE
- ------                                                                  ----
 3(b)(iii)   Certificate of Amendment of the Amended and
             Restated Code of Bylaws, as Amended, of The
             Sands Regent, dated January 10, 1996 ...............

10(o)        Lease Agreement by and between the Mississippi
             Department of Economic and Community Development
             and the Mississippi State Port Authority at
             Gulfport and Gulfside Casino, Inc., dated August
             20, 1992 ...........................................

10(p)        Amendment to Lease and Approval of Stock
             Purchase by and between the Mississippi
             Department of Economic and Community Development
             and the Mississippi State Port Authority at
             Gulfport and Gulfside Casino, Inc., dated
             October 28, 1992 ...................................

10(q)        Second Lease Amendment by and between the
             Mississippi Department of Economic and Community
             Development and the Mississippi State Port
             Authority at Gulfport and Gulfside Casino, Inc.,
             Lessee, and Gulfside Casino Partnership,
             Substitute Lessee, dated May 12, 1993 ..............

10(r)        Third Lease Amendment by and between the
             Mississippi Department of Economic and Community
             Development and the Mississippi State Port
             Authority at Gulfport and Gulfside Casino
             Partnership, dated June 21, 1994 ...................

13           1996 Annual Report to Shareholders .................

23           Independent Auditors' Consent to the
             incorporation by reference into specified
             registration statement on Form S-8 of their
             reports contained in or incorporated by
             reference into this report .........................

27           Financial Data Schedule ............................