Form 10-Q
period 1996-09-30
SANDS REGENT
filed 1996-11-04
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


              For the quarterly period ended September 30, 1996


                                      or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the transition period from ____________ to ____________


                       Commission file number  0-14050
                                             -----------



                              THE SANDS REGENT
------------------------------------------------------------------------------
               (exact name of registrant as specified in charter)


                  Nevada                                   88-0201135
------------------------------------------            ---------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)



 345 North Arlington Avenue, Reno, Nevada                     89501
------------------------------------------            ---------------------
 (Address of principal executive offices)                  (zip code)


      Registrant's telephone number, including area code   (702) 348-2200
                                                         ------------------


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


On November 4, 1996, the registrant had outstanding 4,498,722 shares of its common stock, $.05 par value.

                       THE SANDS REGENT AND SUBSIDIARIES


                                   FORM 10-Q


                               TABLE OF CONTENTS



                                                       Page No.
                                                       --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial statements                           1 - 6

         Consolidated Statements of Income                1

         Consolidated Balance Sheets                    2 - 3

         Consolidated Statements of Cash Flows          4 - 5

         Notes to Interim Consolidated Financial
         Statements                                       6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                     7 - 9


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                10

Item 2.  Changes in Securities                            10

Item 3.  Defaults Upon Senior Securities                  10

Item 4.  Submission of Matters to a Vote of
         Security Holders                                 10

Item 5.  Other Information                                10

Item 6.  Exhibits and Reports on Form 8-K                 10


SIGNATURES                                                11

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                       THE SANDS REGENT AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                            (Dollars in thousands,
                          except per share amounts)


                                                    THREE MONTHS
                                                ENDED SEPTEMBER 30,
                                              -----------------------
                                                1995           1996
                                              --------       --------
 Operating revenues:
   Gaming                                      $10,761        $11,347
   Lodging                                       3,375          2,557
   Food and beverage                             2,098          2,085
   Other                                           378            384
                                               -------        -------
                                                16,612         16,373
   Less complimentary lodging, food
     and beverage included above                   557            773
                                               -------        -------
                                                16,055         15,600
                                               -------        -------
 Operating costs and expenses:
   Gaming                                        5,224          5,714
   Lodging                                       1,429          1,355
   Food and beverage                             1,787          1,685
   Other                                           202            177
   Maintenance and utilities                     1,152          1,502
   General and administrative                    3,149          3,389
   Depreciation and amortization                   895            940
                                               -------        -------
                                                13,838         14,762
                                               -------        -------
 Income from operations                          2,217            838

 Other income (deductions):
   Interest and other income                       160            141
   Interest and other expense                     (611)          (559)
                                               -------        -------
                                                  (451)          (418)
                                               -------        -------
 Income before income taxes                      1,766            420
 Provision for income taxes                        578            116
                                               -------        -------
 Net income                                    $ 1,188        $   304
                                               =======        =======
 Net income per share                          $   .26        $   .07
                                               =======        =======
 Weighted average shares outstanding         4,498,722      4,498,722
                                             =========      =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)


                                                             JUNE 30,     SEPTEMBER 30,
                                                               1996           1996
                                                             -------      ------------
                                    ASSETS


 CURRENT ASSETS:
   Cash and cash equivalents                                 $11,357        $12,585
   Short-term investments                                        200            250
   Accounts and notes receivable less allowance
     for possible losses of $107 and $108                        400            390
   Inventories                                                   789            690
   Prepaid federal income taxes                                  141            266
   Prepaid expenses and other assets                             980          1,706
                                                             -------        -------
       Total current assets                                   13,867         15,887

 PROPERTY AND EQUIPMENT:
   Land                                                        8,095          8,095
   Buildings, ship and improvements                           45,377         45,426
   Equipment, furniture and fixtures                          21,762         21,955
   Construction in progress                                      231          1,277
                                                             -------        -------
                                                              75,465         76,753
   Less accumulated depreciation
     and amortization                                         28,051         28,979
                                                             -------        -------
                                                              47,414         47,774

 OTHER ASSETS:
   Deferred federal income tax asset                             900            913
   Note receivable                                             1,244          1,243
   Other                                                         886            470
                                                             -------        -------
                                                               3,030          2,626
                                                             -------        -------
       Total assets                                          $64,311        $66,287
                                                             =======        =======





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)


                                                           JUNE 30,      SEPTEMBER 30,
                                                            1996             1996
                                                          --------       ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


 CURRENT LIABILITIES:
   Accounts payable                                       $  2,282        $  2,899
   Accrued salaries, wages and benefits                      1,687           1,660
   Other accrued expenses                                    1,376           1,547
   Deferred federal income tax liability                       126             380
   Current maturities of long-term debt                     10,789          11,031
                                                          --------        --------
       Total current liabilities                            16,260          17,517

 LONG-TERM DEBT                                             14,816          15,241

 OTHER                                                          19               9

 STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value, 5,000,000
     shares authorized, none issued                              -               -
   Common stock, $.05 par value, 20,000,000
     shares authorized, 6,898,722 shares issued                345             345
   Additional paid-in capital                               13,074          13,074
   Retained earnings                                        42,152          42,456
                                                          --------        --------
                                                            55,571          55,875
   Treasury stock, at cost; 2,400,000 shares               (22,355)        (22,355)
                                                          --------        --------
       Total stockholders' equity                           33,216          33,520
                                                          --------        --------
       Total liabilities and stockholders' equity         $ 64,311        $ 66,287
                                                          ========        ========





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)


                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          --------------------
                                                            1995         1996
                                                          -------      -------
 OPERATING ACTIVITIES:
   Net income                                             $ 1,188       $  304
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                            895          940
     Loss on disposal of property and equipment               120           10
     (Increase) decrease in accounts and
       notes receivable                                      (117)          10
     (Increase) decrease in inventories                       (19)          99
     (Increase) in prepaid expenses and
       other current assets                                  (889)        (726)
     Decrease in other assets                                  18           13
     Increase in accounts payable                             364          530
     Increase (decrease) in accrued expenses                 (343)         144
     (Decrease) in federal income taxes payable            (1,177)        (125)
     Change in deferred federal income taxes                  681          241
     (Decrease) in other liabilities                           (9)         (10)
                                                          -------       ------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                    712        1,430
                                                          -------       ------
 INVESTING ACTIVITIES:
   Purchase of short-term investments                        (518)         (50)
   Sale and maturity of short-term investments                414            -
   Payments received on note receivable                         1            1
   Additions to property and equipment                       (578)        (825)
   Proceeds from sale of property and equipment                 5            5
                                                          -------       ------
 NET CASH USED IN INVESTING ACTIVITIES                       (676)        (869)
                                                          -------       ------





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)


                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             ----------------------
                                                               1995           1996
                                                             -------        -------
 FINANCING ACTIVITIES:
   Payment of accounts payable for prior year
     purchases of property and equipment                     $   (63)       $     -
   Issuance of long-term debt                                    375            728
   Payments on long-term debt                                 (1,574)           (61)
   Payment of dividend on common stock                          (225)             -
                                                             -------        -------
 NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                       (1,487)           667
                                                             -------        -------
 INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                           (1,451)         1,228
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               10,356         11,357
                                                             -------        -------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 8,905        $12,585
                                                             =======        =======
 SUPPLEMENTAL CASH FLOW INFORMATION:

   Property and equipment acquired
     by accounts payable                                     $    93        $    87
                                                             =======        =======
   Property and equipment acquired
     by conversion of other assets                           $     -        $   400
                                                             =======        =======
   Interest paid, net of amount capitalized                  $   539        $   462
                                                             =======        =======
   Federal income taxes paid                                 $ 1,075        $     -
                                                             =======        =======





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



NOTE 1 - BASIS OF PREPARATION
-----------------------------

         These statements should be read in connection with the 1996 Annual Report heretofore filed with the Securities and Exchange Commission as Exhibit 13 to the Registrant's Form 10-K for the year ended June 30, 1996. The accounting policies utilized in the preparation of the financial information herein are the same as set forth in such annual report except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28.

         The Consolidated Balance Sheet at June 30, 1996 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of September 30, 1996 and the results of operations and cash flows for the three months ended September 30, 1996 and 1995 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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


NOTE 2 - ADOPTION OF FINANCIAL ACCOUNTING STANDARD
--------------------------------------------------

         Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Awards of Stock-Based Compensation" was issued by the Financial Accounting Standards Board in October 1995 and was adopted by the Company in the first quarter of fiscal 1997. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. It defines a fair value based method of accounting for an employee stock option, or similar equity instrument, and encourages such method of accounting for all employee stock compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to follow the provisions of APB Opinion No. 25 - "Accounting for Stock Issued to Employees" which measures compensation costs for employee stock compensation plans using the intrinsic value based method of accounting. The adoption of SFAS No. 123 did not have a material effect on the financial position or results of operations of the Company.

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.
          ----------------------------------------------


Results of operations - First Quarter 1997 Compared to First Quarter 1996
-------------------------------------------------------------------------

         In the three month period ended September 30, 1996, compared to the same three month period in the prior year, revenues decreased from $16.1 million to $15.6 million and income from operations decreased from $2.2 million to $838,000. For the same comparable periods, net income decreased from $1.2 million, or $.26 per share, to $304,000 or $.07 per share. The decreases in revenues, income from operations, net income and net income per share are significantly due to the decline in revenue from the Sands Regency in Reno. Such decline is primarily due to increased competition from new and expanded Reno area hotel/casinos and from new Las Vegas megas-resorts. These decreases were offset by improved revenues and profits from the Copa Casino in Gulfport, Mississippi. The increase in Copa Casino revenues, which is primarily gaming revenue, is due to improved customer gaming activity.

         The decrease in lodging revenue of $818,000, in the first quarter of fiscal 1996 compared to the same quarter in the prior year, is due to a decrease in the Sands Regency's average daily room rate from approximately $45 to $34. For the same comparable periods, hotel occupancy increased slightly from approximately 87.3% to 87.7%. The decrease in the average daily rate was due to offering rate discounts to stimulate improved hotel occupancy.

         The increase in gaming revenue of $586,000 is composed of an increase in gaming revenue from the Copa Casino of $753,000 which was offset by a decrease in gaming revenue from the Sands Regency of approximately $167,000.
The decrease in gaming revenue in Reno is composed of a decrease in Sands Regency casino gaming revenue of $317,000 which was offset by increased gaming revenue from the Company's slot route operation of $150,000. The decrease in Sands Regency casino gaming revenue is composed primarily of slot revenue and is due to a decline per occupied room. In the first quarter of fiscal 1996, Sands Regency casino gaming revenue per occupied room was $69 as compared to $65 in the first quarter of fiscal 1997. The increase in slot route revenue is due to the Company's acquisition of a slot route business in June 1996 which operates slot machines at various non-casino businesses (convenience stores and cocktail lounges) in the Reno area.

         The increase in complimentary lodging, food and beverage, deducted from revenue, of $216,000 is primarily due to an increase in complimentary lodging at the Sands Regency. Such is a result of Company implemented changes to its lodging programs and packages offered to attract and retain guests.

         The increase in gaming costs and expenses of $490,000 is comprised of an increase from the Copa Casino of $274,000 and an increase from the Sands Regency of approximately $216,000. The increase in the Copa Casino costs and expenses is primarily attributable to the increase in associated gaming revenue. The increase in Sands Regency gaming costs and expenses is composed of an increase in the cost of complimentary goods and services

Results of Operations - First Quarter 1997
Compared to First Quarter 1996 (continued)
------------------------------------------

provided of $195,000, costs and expenses associated with the new slot route operation of $111,000 and an increase in various other costs and expenses of approximately $119,000. Such increases have been offset by the reclassification of custodial costs and expenses from gaming costs and expense, where reflected through June 1996, to a maintenance cost and expense commencing in July 1996.

         The decrease in food and beverage costs and expense of $102,000 is attributable to the Sands Regency and consists primarily of a reduction in various food cost and expense elements.

         The increase in maintenance and utilities costs and expenses of $350,000 is attributable to the Sands Regency and is primarily composed of custodial costs and expenses of $209,000 and painting costs of $115,000. Commencing in July 1996, custodial costs and expenses are included in maintenance and utilities costs and expenses. Prior to July 1996, such costs and expenses were included in gaming costs and expenses. The increase in painting costs is due to the painting of the exterior of the Company's facilities and the interior of the five story parking structure.

         The increase in general and administrative costs and expenses of $240,000 consists of an increase from the Copa Casino of approximately $134,000 and an increase from the Sands Regency of $106,000. The increase from the Copa Casino is attributable to various cost and expense categories. The Sands Regency increase consists primarily of an increase in advertising and promotional costs.

         The decrease in interest and other expense of $52,000 includes a reduction in interest expense from the Copa Casino of approximately $27,000 and a reduction in interest expense from the Sands Regency of approximately $25,000. The decrease from the Copa Casino is a result of a lower interest rate on a long-term debt obligation. The decrease from the Sands Regency is due to a principal reduction in an interest bearing long-term debt obligation.

         As is true for other hotel/casinos in the Reno area, demand for the Company's facilities declines in the winter. Operating margins and, to a lesser extent, revenues are lower during the second and third fiscal quarters due to lower room rates and a lower level of gaming play per occupied room. The Sands Regency is not affected as severely as many other hotel/casinos in the Reno area because the Company attracts high levels of group business during that period. This group business and the Company's flexible pricing strategy have historically enabled the Company to maintain relatively high levels of hotel occupancy. Management anticipates that the trend of experiencing lower operating margins in the second and third quarters of each fiscal year will continue.

         It appears that such seasonal trends are also applicable to the Copa Casino. However, because of the limited amount of time that the Copa has been in operation, the relatively limited amount of time that gaming has existed on the Mississippi gulfcoast and the rapid expansion of gaming in Mississippi and nearby Louisiana, the nature and extent of seasonal fluctuations, if any, are subject to change.

Results of operations - First Quarter 1997
Compared to First Quarter 1996 (continued)
------------------------------------------


Capital resources and liquidity
-------------------------------

         During the quarter ended September 30, 1996, there were no material changes in The Sands Regent's financial condition nor were there any substantive changes relative to matters discussed in the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the 1996 Annual Report appearing as exhibit 13 to the Company's Form 10-K for the year ended June 30, 1996.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the Company's key markets; severe and unusual weather in the Company's key markets and adverse results of significant litigation matters.

                          PART II - OTHER INFORMATION
                          ---------------------------


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

         Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE SANDS REGENT
                                             (Registrant)



Date:  November 4, 1996                     By:  /s/ DAVID R. WOOD
                                               ------------------------------
                                                     David R. Wood
                                                     Executive Vice President
                                                     Principal Accounting and
                                                     Financial Officer