Form 10-Q
period 1996-12-31
SANDS REGENT
filed 1997-02-14
CIK 753899

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549

                                    FORM 10-Q




   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended December 31, 1996 or
                                  -----------------

   ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from            to
                                 -----------    ------------
   Commission file number  0-14050
                          ------------------------------------------------------



                               THE SANDS REGENT
--------------------------------------------------------------------------------
             (exact name of registrant as specified in charter)


                  Nevada                                   88-0201135
--------------------------------------            ------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


   345 North Arlington Avenue, Reno, Nevada 89501
--------------------------------------------------------------------------------
(Address of principal executive offices) (zip code)


   Registrant's telephone number, including area code      (702) 348-2200
                                                       -------------------------



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

   At February 13, 1997, the registrant had outstanding 4,498,722 shares of its common stock, $.05 par value.

                         THE SANDS REGENT AND SUBSIDIARY


                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                  Page No.
                                                                  --------
          PART I FINANCIAL INFORMATION

          Item 1.  Financial statements.                           1 - 7

               Consolidated Statements of Operations                 1

               Consolidated Balance Sheets                         2 - 3

               Consolidated Statements of Cash Flows               4 - 5

               Notes to Interim Consolidated Financial
                   Statements                                      6 - 7

          Item 2.  Managements' Discussion and Analysis
                   of Financial Condition and Results of
                   Operations.                                     8 - 13

          PART II OTHER INFORMATION

          Item 1.  Legal Proceedings.                               14

          Item 2.  Changes in Securities.                           14

          Item 3.  Defaults Upon Senior Securities.                 14

          Item 4.  Submission of Matters to a Vote of
                   Security Holders.                                14

          Item 5.  Other Information.                               14

          Item 6.  Exhibits and Reports on Form 8-K.                14


          SIGNATURES                                                15

                          PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands,                        THREE MONTHS                  SIX MONTHS
except per share amounts)                   ENDED DECEMBER 31,           ENDED DECEMBER 31,
                                       -------------------------     --------------------------
                                            1995          1996           1995           1996
                                       -----------    -----------    -----------    -----------
Operating revenues:
  Gaming                               $    10,569    $    10,341    $    21,330    $    21,688
  Lodging                                    1,973          1,609          5,348          4,166
  Food and beverage                          1,832          1,883          3,930          3,968
  Other                                        385            371            763            755
                                       -----------    -----------    -----------    -----------
                                            14,759         14,204         31,371         30,577
Less complimentary lodging, food
  and beverage included above                  722            668          1,279          1,441
                                       -----------    -----------    -----------    -----------
                                            14,037         13,536         30,092         29,136
                                       -----------    -----------    -----------    -----------
Operating costs and expenses:
  Gaming                                     5,398          5,707         10,622         11,421
  Lodging                                    1,254          1,223          2,683          2,578
  Food and beverage                          1,501          1,657          3,288          3,342
  Other                                        173            155            375            332
  Maintenance and utilities                  1,248          1,379          2,400          2,881
  General and administrative                 3,223          3,798          6,372          7,187
  Depreciation and amortization                904            940          1,799          1,880
                                       -----------    -----------    -----------    -----------
                                            13,701         14,859         27,539         29,621
                                       -----------    -----------    -----------    -----------
Income (loss) from operations                  336         (1,323)         2,553           (485)
Other income (deductions):
  Interest and other income                    152            497            312            638
  Interest and other expense                  (631)          (432)        (1,242)          (991)
                                       -----------    -----------    -----------    -----------
                                              (479)            65           (930)          (353)
                                       -----------    -----------    -----------    -----------
Income (loss) before income taxes             (143)        (1,258)         1,623           (838)
Provision (benefit) for income taxes          (139)          (449)           439           (333)
                                       -----------    -----------    -----------    -----------
Net income (loss)                      ($        4)   ($      809)   $     1,184    ($      505)
                                       ===========    ===========    ===========    ===========
Net income (loss) per share                     --    ($      .18)   $       .26    ($      .11)
                                       ===========    ===========    ===========    ===========
Weighted average shares
  outstanding                            4,498,722      4,498,722      4,498,722      4,498,722
                                       ===========    ===========    ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


 (Dollars in thousands)                        JUNE 30,   DECEMBER 31,
                                                 1996        1996
                                                -------     -------

                                   ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                     $11,357     $ 7,337
  Short-term investments                            200         250
  Accounts and notes receivable less allow-
    ance for possible losses of $107 and $109       400         239
  Inventories                                       789         760
  Prepaid federal income taxes                      141         540
  Prepaid expenses and other assets                 980       1,580
                                                -------     -------
      Total current assets                       13,867      10,706

PROPERTY AND EQUIPMENT:
  Land                                            8,095       8,093
  Buildings, ship and improvements               45,377      45,297
  Equipment, furniture and fixtures              21,762      22,045
  Construction in progress                          231       2,252
                                                -------     -------
                                                 75,465      77,687
  Less accumulated depreciation
    and amortization                             28,051      29,858
                                                -------     -------
                                                 47,414      47,829

OTHER ASSETS:
  Deferred federal income tax asset                 900       1,057
  Note receivable                                 1,244       1,241
  Other                                             886         448
                                                -------     -------
                                                  3,030       2,746
                                                -------     -------
      Total assets                              $64,311     $61,281
                                                =======     =======










 The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


 (Dollars in thousands)                        JUNE 30,  DECEMBER 31,
                                                 1996        1996
                                               --------    --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                             $  2,282    $  2,865
  Accrued salaries, wages and benefits            1,687       1,758
  Other accrued expenses                          1,376       1,648
  Deferred federal income tax liability             126         348
  Current maturities of long-term debt           10,789       8,180
                                               --------    --------
      Total current liabilities                  16,260      14,799

LONG-TERM DEBT                                   14,816      13,771

OTHER                                                19          --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                  --           --
  Common stock, $.05 par value, 20,000,000
    shares authorized; 6,898,722 shares
    issued                                          345         345
  Additional paid-in capital                     13,074      13,074
  Retained earnings                              42,152      41,647
                                               --------    --------
                                                 55,571      55,066
  Treasury stock, at cost, 2,400,000 shares     (22,355)    (22,355)
                                               --------    --------
      Total stockholders' equity                 33,216      32,711
                                               --------    --------
      Total liabilities and stockholders'
        equity                                 $ 64,311    $ 61,281
                                               ========    ========












 The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS
                                                ENDED DECEMBER 31,
                                                ------------------
                                                1995           1996
                                                ----           ----

OPERATING ACTIVITIES:
  Net income (loss)                           $ 1,184       ($  505)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization               1,799         1,880
    (Gain) loss on disposal of property
      and equipment                               128          (340)
    (Increase) decrease in accounts and
      notes receivable                            (17)          161
    (Increase) decrease in inventories           (101)           29
    (Increase) in prepaid expenses and
      other current assets                       (749)         (600)
    Decrease in other assets                       36            33
    Increase in accounts payable                   64           366
    Increase (decrease) in accrued expenses      (143)          343
    (Decrease) in federal income taxes
      payable                                  (1,503)         (399)
    Change in deferred federal income taxes       940            65
    (Decrease) in other liabilities               (19)          (19)
                                              -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES       1,619         1,014
                                              -------       -------
INVESTING ACTIVITIES:
  Purchase of short-term investments             (518)          (50)
  Sale and maturity of short-term
    investments                                 1,736          --
  Payments received on note receivable              3             3
  Additions to property and equipment          (1,317)       (1,390)
  Proceeds from sale of property and
    equipment                                       5           457
                                              -------       -------
NET CASH USED IN INVESTING ACTIVITIES             (91)         (980)
                                              -------       -------










 The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   SIX MONTHS
                                               ENDED DECEMBER 31,
                                               ------------------
                                                1995          1996
                                                ----          ----
FINANCING ACTIVITIES:
  Payment of accounts payable for
    prior year purchases of property
    and equipment                                 (69)         --
  Issuance of long-term debt                      375           728
  Payments on long-term debt                   (1,750)       (4,782)
  Payment of dividend on common stock            (450)         --
                                             --------      --------
NET CASH USED IN FINANCING ACTIVITIES          (1,894)       (4,054)
                                             --------      --------
DECREASE IN CASH AND CASH EQUIVALENTS            (366)       (4,020)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                       10,356        11,357
                                             --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $  9,990      $  7,337
                                             ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Property and equipment acquired by
    long-term debt                               --      $    400
                                             ========      ========
  Property and equipment acquired by
    accounts payable                             --        $    217
                                             ========      ========
  Property and equipment acquired by
    conversion of other assets                   --        $    400
                                             ========      ========

  Interest paid, net of amount capitalized   $  1,044      $    881
                                             ========      ========
  Federal income taxes paid                  $  1,075          --
                                             ========      ========













 The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995


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

      The Consolidated Balance Sheet at June 30, 1996 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of December 31, 1996 and the results of operations and cash flows for the six months ended December 31, 1996 and 1995 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

 NOTE 2 - LONG-TERM DEBT

     At December 31, 1996, the Company is in noncompliance with the fixed charge coverage ratio specified in a long-term debt loan agreement resulting in a default under the loan agreement which permits the lender (banks) to accelerate the principal balance. Since the lender has not accelerated the principal balance, the Company's classification of the principal balance, between current and non-current, is in accordance with the present loan amortization schedule. The Company is currently in discussions with the lender.

 NOTE 3 - COMMITMENTS AND CONTINGENCIES

      In January, 1997, a ruling was entered in Chancery Court in Harrison County, Mississippi requiring that GCP make payments to two former shareholders of GCI equal to 60% of all monies not designated for normal operational expenses on a monthly basis beginning February 1, 1997. Such payments are to continue until the judgement entered for such former shareholders is satisfied. As of February 1, 1997, GCP reported that no monies were available for distribution. The judgment amounts consist primarily of notes payable, and accrued interest, due these former shareholders as presently recorded in the books and records of GCI and as

                        THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995


 NOTE 3 - COMMITMENTS AND CONTINGENCIES (continued)

 included in the Company's consolidated balance sheet in the aggregate amount of $6.9 million at December 31, 1996.

     GCI, and GCP and Patrician as joined parties to such lawsuit, have filed an appeal with the Mississippi Supreme Court because it is the Company's belief that the Chancery Court's ruling was incorrect and not supported by the facts or the law. Further, GCI has filed for protection under Chapter 11 of the United States Bankrupsy Code. GCI is taking the position that the automatic stay provisions under the United States Bankrupsy Code apply to all of GCI creditors, including the two former shareholders.

 ITEM 2.  Management's Discussion and Analysis of

          Financial Condition and Results of Operations.

 Results of operations - Three months ended December 31, 1996 compared to three months ended December 31, 1995

     In the three month period ended December 31, 1996, compared to the same three month period in fiscal 1996, revenues decreased from $14 million to $13.5 million as a result of an increase in revenues at the Copa Casino of $622,000 to $6.3 million and a decrease in revenues at the Sands Regency of $1.1 million to $7.3 million. For the same comparable periods, income from operations decreased from $336,000 to a loss from operations of $1.3 million. Such decrease consists of an increase in income from operations at the Copa Casino of approximately $142,000 to $295,000 which was offset by a decrease from the Sands Regency of $1.8 million to a loss from operations of $1.6 million.

       The Company incurred a net loss of $809,000 in the quarter ended December 31, 1996, or $.18 per share, compared to a net loss of $4,000, nil per share, in the quarter ended December 31, 1995. The Copa Casino contributed approximately $86,000 to the consolidated net income in the December 31, 1996 quarter compared to a loss of $23,000 in the December 31, 1995 quarter. For the same comparable periods, the Sands Regency incurred a net loss of approximately $895,000 as compared to net income in the prior year second quarter of $19,000. The declines in revenues, income from operations, net income (loss) and net income (loss) per share at the Sands Regency are primarily due to increased competition from new and expanded Reno area hotel/casinos and from new Las Vegas megas-resorts. The increases in Copa Casino revenues and profitability are due to an increase in customer counts and because operations were not interrupted by the threat of hurricanes as occurred in October 1995.

     The decrease in lodging revenue of $364,000, in the second quarter of fiscal 1997 compared to the same quarter in the prior year, is primarily due to a decrease in the Sands Regency's average daily room rate from approximately $29 to $24. For the same comparable periods, hotel occupancy increased slightly from approximately 77.9% to 78.5%. The decrease in the average daily rate was due to rate discounts offered to stimulate hotel occupancy.

     The decrease in gaming revenue of $228,000, in the December 1996 quarter versus the December 1995 quarter, is a result of an increase in gaming revenue from the Copa Casino of $481,000 and a decrease in gaming revenue from the Sands Regency of approximately $709,000. The decrease in gaming revenue in Reno consists of a decrease in Sands Regency casino gaming revenue of $845,000 which was offset by increased gaming revenue from the Company's slot route operation of $136,000. The decrease in Sands Regency casino gaming revenue is composed primarily of decreased slot revenue and is due to a decline per occupied room. In the second quarter of fiscal 1996, Sands Regency casino gaming revenue per occupied room was $77 as compared to $64 in the second quarter of fiscal 1997. The increase in slot route revenue is due to the Company's acquisition of a slot route business in June 1996 which operates slot machines at various non-casino businesses (convenience stores and cocktail lounges) in the Reno area.

 Results of operations - Three months ended December 31, 1996 compared to three months ended December 31, 1995 (continued)

     The decrease in complimentary lodging, food and beverage, deducted from revenue, of $54,000 is composed of an increase in complimentary lodging at the Sands Regency of approximately $110,000 which has been offset by a reduction in other complimentary goods and services of $60,000 attributable to the Copa Casino and $104,000 attributable to the Sands Regency. The increase in complimentary lodging is a result of Company implemented changes to its lodging programs and packages offered to attract and retain guests.

     The increase in gaming costs and expenses of $309,000, in the quarter ended December 31, 1996 versus the quarter ended December 31, 1995, is the result of an increase at the Copa Casino of $251,000 and an increase at the Sands Regency of approximately $58,000. The increase in the Copa Casino costs and expenses is primarily attributable to the increase in associated gaming revenue. The increase in Sands Regency gaming costs and expenses is composed of an increase in the cost of complimentary goods and services provided of $103,000, costs and expenses associated with the new slot route operation of $113,000 and an increase in various other costs and expenses of approximately $51,000. These increases were offset by the reclassification of custodial costs and expenses amounting to $209,000 from gaming costs and expense, where classified through June 1996, to a maintenance cost and expense commencing in July 1996.

     The increase in food and beverage costs and expenses of $156,000 is equally attributable to the Copa Casino and the Sands Regency. The increase from the Copa Casino is primarily due to a decrease in the allocation of costs to gaming relative to the provision of compimentary food and beverage. The increase from the Sands Regency is attributable to various cost and expense elements.

      The increase in maintenance and utilities costs and expenses of $131,000 in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996,is the result of a decrease at the Copa Casino of $145,000 and an increase at the Sands Regency of $276,000. The decrease from the Copa Casino is due to the nonrecurrance of the prior year hurricane preparedness costs and expenses associated with Hurricane Opal. The increase from the Sands Regency consists primarily of custodial costs and expenses. Commencing in July 1996, custodial costs and expenses were included in maintenance and utilities costs and expenses. Prior to July 1996, such costs and expenses were included in gaming costs and expenses.

     The increase in general and administrative costs and expenses of $575,000 consists of an increase at the Copa Casino of approximately $248,000, an increase at the Sands Regency of $394,000 and a decrease at The Sands Regent and other subsidiaries of approximately $67,000. The increase from the Copa Casino is attributable to various cost and expense categories including increased advertising and promotional costs and legal and accounting costs. The Sands Regency increase consists primarily of an increase in advertising and promotional costs.

 Results of operations - Three months ended December 31, 1996 compared to three months ended December 31, 1995 (continued)

      The increase in interest and other income of approximately $345,000 is primarily due to a gain on the sale of a non-casino property in Reno. The decrease in interest and other expense of $199,000 is principally due to a principal reduction in an interest bearing long-term debt obligation of the Sands Regency.

      The effective income tax rate differs from the statutory rate, in the current quarter, as a result of one-time differences such as tax-free interest income and deductable tax credits.

 Results of operations - First six months of fiscal 1997 compared to 1996

     In the six months ended December 31, 1996, compared to the same six months in fiscal 1996, revenues decreased from $30.1 million to $29.1 million as a result of an increase at the Copa Casino of $1.4 million to $12.9 million and a decrease at the Sands Regency of $2.3 million to $16.3 million. For the same comparable periods, income from operations decreased from $2.6 million to a loss from operations of $485,000. Such decrease consists of an increase at the Copa Casino of approximately $420,000 to $1.2 million as offset by a decrease from the Sands Regency of $3.5 million to a loss from operations of $1.7 million.

     In the same comparable six month periods, net income also decreased from $1.2 million, or $.26 per share, to a net loss of $505,000 or loss per share of $.11. The Copa Casino contributed approximately $587,000 to the consolidated net income in the first half of fiscal 1997 compared to $281,000 in the first half of fiscal 1996. For the same comparable periods, the Sands Regency incurred a net loss of approximately $1.1 million as compared to net income in the prior year six months of $904,000. Such declines in revenues, income from operations, net income (loss) and net income (loss) per share at the Sands Regency are primarily due to increased competition from new and expanded Reno area hotel/casinos and from new Las Vegas megas-resorts. The increases in Copa Casino revenues and profitability are due to an increase in customer counts and because operations were not interrupted by the threat of hurricanes as occurred in August and October 1995.

      The decrease in lodging revenue of $1.2 million, in the first half of fiscal 1997 compared to the same period in the prior year, is primarily due to a decrease in the average daily rate from approximately $37 in the six months ended December 31, 1995 to $29 in the six months ended December 31, 1996. For the same comparable periods, hotel occupancy was approximately the same at 83%.

     The increase in gaming revenue of $358,000 is a result of an increase in gaming revenue from the Copa Casino of $1.2 million which was offset by a decrease in gaming revenue from the Sands Regency of approximately $848,000. The decrease in gaming revenue in Reno is composed of a decrease in Sands Regency casino gaming revenue of $1.2 million which was offset by increased gaming revenue from the Company's slot route operation of $286,000. The decrease in Sands Regency casino gaming revenue is comprised primarily of slot revenue and is due to a decline per occupied room. In the first half

Results of operations - First six months of fiscal 1996 compared to 1995
 (continued)

 of fiscal 1996, Sands Regency casino gaming revenue per occupied room was $73 as compared to $64 in the first half of fiscal 1997. The increase in slot route revenue is due to the Company's acquisition of a slot route business in June 1996 which operates slot machines at various non-casino businesses (convenience stores and cocktail lounges) in the Reno area.

     The increase in complimentary lodging, food and beverage, deducted from revenue, of $162,000 is primarily due to an increase in complimentary lodging at the Sands Regency. Such is a result of Company implemented changes to its lodging programs and packages offered to attract and retain guests.

     The increase in gaming costs and expenses of $799,000, in the six months ended December 31, 1996 versus the comparable prior year six month period, consists of an increase from the Copa Casino of $525,000 and an increase from the Sands Regency of approximately $274,000. The increase in the Copa Casino costs and expenses is primarily attributable to the increase in associated gaming revenue. The increase in Sands Regency gaming costs and expenses is composed of an increase in the cost of complimentary goods and services provided of $298,000, costs and expenses associated with the new slot route operation of $224,000 and an increase in various other costs and expenses of approximately $170,000. Such increases have been offset by the reclassification of custodial costs and expenses amounting to $418,000 from gaming costs and expense, where reflected through June 1996, to a maintenance cost and expense commencing in July 1996.

      The increase in maintenance and utilities costs and expenses of $481,000 in the six months ended December 31, 1996, compared to the six months ended December 31, 1995, is composed of a decrease from the Copa Casino of $133,000 and an increase from the Sands Regency of $614,000. The decrease from the Copa Casino is due to the nonrecurrance of the prior year hurricane preparedness costs and expenses associated with Hurricane Opal. The increase from the Sands Regency primarily consists of custodial costs and expenses of $417,000 and painting costs of $170,000. Commencing in July 1996, custodial costs and expenses are included in maintenance and utilities costs and expenses. Prior to July 1996, such costs and expenses were included in gaming costs and expenses. The increase in painting costs is due to the painting of the exterior of the Company's Reno facilities and the interior of the five story parking structure.

     The increase in general and administrative costs and expenses of $815,000 consists of an increase from the Copa Casino of approximately $391,000, an increase from the Sands Regency of $500,000 and a decrease from The Sands Regent and other subsidiaries of approximately $76,000. The increase from the Copa Casino is attributable to various cost and expense categories including increased advertising and promotional costs and legal and accounting costs. The Sands Regency increase consists primarily of an increase in advertising and promotional costs.

      The increase in interest and other income of approximately $326,000 is primarily due to a gain on the sale of a non-casino property in Reno. The decrease in interest and other expense of $251,000 is principally due to a principal reduction in an interest bearing long-term debt obligation of the Sands Regency.

 Results of operations - First six months of fiscal 1996 compared to 1995 (continued)

      The effective income tax rate differs from the statutory rate, in the current year six month period, as a result of one-time differences such as tax-free interest income and deductable tax credits.

     As is true for other hotel/casinos in the Reno area, demand for the Company's facilities declines in the winter. Operating margins and, to a lesser extent, revenues are lower during the second and third fiscal quarters due to lower room rates and a lower level of gaming play per occupied room. The Sands Regency is not affected as severely as many other group business during that period. This group business and the Company's flexible pricing strategy have historically enabled the Company to maintain relatively high levels of hotel occupancy. Management anticipates that the trend of experiencing lower operating margins in the second and third quarters of each fiscal year will continue.

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

 Capital resources and liquidity

      During the six months ended December 31, 1996, the Company entered into an agreement amending certain financial covenants of its long-term debt loan agreement with Wells Fargo Bank and Sumitomo Bank, ltd. Such amendments were necessary in order for the Company to be in compliance with the financial covenants at June 30, 1996. As consideration for such amendments, the Company made a prepayment on its long-term debt obligation consisting of approximately $1.7 million which would otherwise have been paid on April 1, 1997 and $1.3 million which would have otherwise been paid on the loan maturity date in March, 2000.

     For the quarter and six month periods ended December 31, 1996, the Company has incurred a net operating loss. As a result, the Company is in noncompliance with the fixed charge coverage ratio specified in the long-term debt loan agreement resulting in a default under the loan agreement which permits the lender (banks) to accelerate the principal balance. If the lender accelerates the principal balance, the Company would not be in the financial position to repay the debt in full or on an accelerated schedule. The Company is currently in discussions with the lender. At December 31, 1996, the Company estimates that all cash funds are necessary for operational purposes.

     As previously discussed in Note 3 to the Company's interim consolidated financial statements above, a judgement has been entered against Gulfside Casino, Inc. requiring certain payments by Gulfside Casino Partnership to two former shareholders of Gulfside Casino, Inc. At present, the circumstances requiring such payments, specifically excess monies not designated for Gulfside Casino Partnership operational purposes, have not been met. Likewise, GCP is not currently in the position to make payments against partner loan obligations, including accrued interest. An

 Appeal of the judgement has been filed with the Mississippi Supreme Court and Gulfside Casino, Inc., as creditor, has filed for protection under Chapter 11 of the United States Bankruptcy Code. The outcome is not presently subject to reasonable estimation.

      In addition to the above lawsuit, the litigation between Gulfside Casino Partnership and the Mississippi State Port Authority and Mississippi Department of Economic and Community Development, filed in July 1996 is ongoing without significant changes since reported in the 1996 Annual Report. Such action could result in the termination of GCP's lease in October 1999 which would adversly affect GCP's results of operations and the Company's investment in the Mississippi gaming operation. At December 31, 1996, the book value of the Company's net investment in and advances to (including accrued interest) the Mississippi gaming operation was approximately $2.4 million.

 Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the Company's key markets; severe and unusual weather in the Company's key markets and adverse results of significant litigation matters.

                           PART II  OTHER INFORMATION




 Item 1.  Legal Proceedings.

           NONE

 Item 2.  Changes in Securities.

           NONE

 Item 3.  Defaults Upon Senior Securities.

           NONE

 Item 4.  Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Shareholders was held on November 4, 1996. At such meeting, Katherene Latham, Pete Cladianos, Jr. and Pete Cladianos III were re-elected to serve as Directors. The remaining continuing Directors are Jon N. Bengtson, Joseph G. Fanelli, Weldon C. Upton and David R. Wood.

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





                            THE SANDS REGENT
                             (Registrant)





   Date: February 13, 1997  By     /S/David R. Wood
                               --------------------------------------------
                                      David R. Wood, Executive Vice President
                                      Principal Accounting and Financial Officer

                                INDEX TO EXHIBITS



                                                           Sequentially
     Exhibit                                                 Numbered
     Number                                                   Page
    -------                                               ------------

       27    Financial Data Schedule.........................