Form 10-Q
period 1997-03-31
SANDS REGENT
filed 1997-05-15
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended  March 31,1997
                                     -------------

                                       or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

     Commission file number 0-14050
                       -------


                                THE SANDS REGENT
--------------------------------------------------------------------------------
               (exact name of registrant as specified in charter)


                 Nevada                                   88-0201135
-----------------------------------------             -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


345 North Arlington Avenue, Reno, Nevada                    89501
-----------------------------------------             -------------------
(Address of principal executive offices)                  (zip code)


Registrant's telephone number, including area code  (702) 348-2200
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

On May 13, 1997, the registrant had outstanding 4,498,722 shares of its common stock, $.05 par value.

                      THE SANDS REGENT AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                               Page No.
                                                               --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.                                  1 - 7

         Consolidated Statements of Operations                    1

         Consolidated Balance Sheets                            2 - 3

         Consolidated Statements of Cash Flows                  4 - 5

         Notes to Interim Consolidated Financial Statements     6 - 7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                 8 - 14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.                                      15

Item 2.  Changes in Securities.                                  15

Item 3.  Defaults Upon Senior Securities.                        15

Item 4.  Submission of Matters to a Vote of
           Security Holders.                                     15

Item 5.  Other Information.                                      15

Item 6.  Exhibits and Reports on Form 8-K.                       15


SIGNATURES                                                       16

                          PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands,                        THREE MONTHS                         NINE MONTHS
 except per share amounts)                    ENDED MARCH 31,                     ENDED MARCH 31,
                                       -----------------------------       -----------------------------
                                          1996              1997              1996              1997
                                       -----------       -----------       -----------       -----------
Operating revenues:
  Gaming                               $    11,318       $    10,069       $    32,648       $    31,757
  Lodging                                    1,742             1,631             7,090             5,797
  Food and beverage                          1,993             1,885             5,923             5,853
  Other                                      1,054               331             1,817             1,086
                                       -----------       -----------       -----------       -----------
                                            16,107            13,916            47,478            44,493
Less complimentary lodging, food
  and beverage included above                  807               732             2,086             2,173
                                       -----------       -----------       -----------       -----------
                                            15,300            13,184            45,392            42,320
                                       -----------       -----------       -----------       -----------
Operating costs and expenses:
  Gaming                                     5,833             5,106            16,455            16,527
  Lodging                                    1,152             1,123             3,835             3,701
  Food and beverage                          1,610             1,411             4,898             4,753
  Other                                        157               149               532               481
  Maintenance and utilities                  1,040             1,155             3,440             4,036
  General and administrative                 3,349             3,527             9,721            10,714
  Depreciation and amortization                911               940             2,710             2,820
                                       -----------       -----------       -----------       -----------
                                            14,052            13,411            41,591            43,032
                                       -----------       -----------       -----------       -----------
Income (loss) from operations                1,248              (227)            3,801              (712)
                                       -----------       -----------       -----------       -----------
Other income (deductions):
  Interest and other income                    143                84               455               722
  Interest and other expense                  (586)             (438)           (1,828)           (1,429)
                                       -----------       -----------       -----------       -----------
                                              (443)             (354)           (1,373)             (707)
                                       -----------       -----------       -----------       -----------
Income (loss) before income taxes              805              (581)            2,428            (1,419)
Provision (benefit) for
  income taxes                                 261              (210)              700              (543)
                                       -----------       -----------       -----------       -----------
Net income (loss)                      $       544       ($      371)      $     1,728       ($      876)
                                       ===========       ===========       ===========       ===========
Net income (loss) per share            $       .12       ($      .08)      $       .38       ($      .19)
                                       ===========       ===========       ===========       ===========
Weighted average shares
  outstanding                            4,498,722         4,498,722         4,498,722         4,498,722
                                       ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                             JUNE 30,    MARCH 31,
                                                    1996         1997
                                                   --------    ---------
                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $11,357      $ 5,862
  Short-term investments                               200          250
  Accounts and notes receivable less allow-
    ance for possible losses of $107 and $111          400          430
  Inventories                                          789          654
  Prepaid federal income taxes                         141        1,078
  Prepaid expenses and other assets                    980        1,477
                                                   -------      -------
      Total current assets                          13,867        9,751

PROPERTY AND EQUIPMENT:
  Land                                               8,095        8,093
  Buildings, ship and improvements                  45,377       45,667
  Equipment, furniture and fixtures                 21,762       22,380
  Construction in progress                             231        2,425
                                                   -------      -------
                                                    75,465       78,565
  Less accumulated depreciation
    and amortization                                28,051       30,285
                                                   -------      -------
                                                    47,414       48,280

OTHER ASSETS:
  Deferred federal income tax asset                    900          517
  Note receivable                                    1,244        1,239
  Other                                                886          362
                                                   -------      -------
                                                     3,030        2,118
                                                   -------      -------

      Total assets                                 $64,311      $60,149
                                                   =======      =======









   The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                            JUNE 30,       MARCH 31,
                                                    1996           1997
                                                  --------       --------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $  2,282       $  2,137
  Accrued salaries, wages and benefits               1,687          1,691
  Other accrued expenses                             1,376          1,497
  Deferred federal income tax liability                126            305
  Current maturities of long-term debt              10,789          8,083
                                                  --------       --------
      Total current liabilities                     16,260         13,713

LONG-TERM DEBT                                      14,816         14,096

OTHER                                                   19             --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                      --             --
  Common stock, $.05 par value, 20,000,000
    shares authorized, 6,898,722 shares
    issued                                             345            345
  Additional paid-in capital                        13,074         13,074
  Retained earnings                                 42,152         41,276
                                                  --------       --------
                                                    55,571         54,695

  Treasury stock, at cost, 2,400,000 shares        (22,355)       (22,355)
                                                  --------       --------
      Total stockholders' equity                    33,216         32,340
                                                  --------       --------
      Total liabilities and stockholders'
        equity                                    $ 64,311       $ 60,149
                                                  ========       ========











   The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                              NINE MONTHS ENDED
                                                        MARCH 31,
                                                 ---------------------
                                                  1996          1997
                                                 -------       -------
OPERATING ACTIVITIES:
  Net income (loss)                              $ 1,728       ($  876)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization                  2,710         2,820
    (Gain) on sale of property and
      equipment                                     (494)         (314)
    (Increase) in accounts and notes
      receivable                                     (24)          (30)
    (Increase) decrease in inventories               (47)          135
    Decrease in prepaid expenses
      and other current assets                      (218)         (497)
    (Increase) in other assets                        44           116
    Increase (decrease) in accounts
      payable                                        107          (194)
    Increase (decrease) in accrued expenses         (244)          125
    (Decrease) in federal income taxes            (1,001)         (937)
    Changes in deferred federal
      income taxes                                   697           562
    (Decrease) in other liabilities                  (28)          (19)
                                                 -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES          3,230           891
                                                 -------       -------
INVESTING ACTIVITIES:
  Purchase of short-term investments                (583)          (50)
  Sale and maturity of short-term
    investments                                    1,941            --
  Payments received on note receivable                 5             5
  Additions to property and equipment             (1,732)       (2,566)
  Proceeds from sale of property and
    equipment                                        697           476
                                                 -------       -------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                               328        (2,135)
                                                 -------       -------









   The accompanying notes are an integral part of these consolidated financial statements.

                       THE SANDS REGENT AND SUBSIDIARIES

(Dollars in thousands)                             NINE MONTHS ENDED
                                                       MARCH 31,
                                                -----------------------
                                                  1996           1997
                                                --------       --------
FINANCING ACTIVITIES:
  Payment of accounts payable for prior
    period purchases of property and
    equipment                                        (98)            --
  Issuance of long-term debt                         375            728
  Payments on long-term debt                      (1,863)        (4,979)
  Payment of dividends on common stock              (675)            --
                                                --------       --------
NET CASH USED IN FINANCING ACTIVITIES             (2,261)        (4,251)
                                                --------       --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 1,297         (5,495)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                          10,356         11,357
                                                --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 11,653       $  5,862
                                                ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Property and equipment acquired by
    term-debt debt                                    --       $    825
                                                ========       ========
  Property and equipment acquired by
    accounts payable                                  --       $     49
                                                ========       ========
  Property and equipment acquired by
    conversion of other assets                        --       $    400
                                                ========       ========
  Interest paid, net of amount capitalized      $  1,542       $  1,195
                                                ========       ========
  Federal income taxes paid                     $  1,075             --
                                                ========       ========













   The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED MARCH 31, 1997 AND 1996


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

      The Consolidated Balance Sheet at June 30, 1996 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of March 31, 1997 and the results of operations and cash flows for the three and nine months ended March 31, 1996 and 1997 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

 NOTE 2 - LONG-TERM DEBT

     Since December 31, 1996, the Company has been in non-compliance with the fixed charge coverage ratio specified in a long-term debt loan agreement resulting in a default under the loan agreement which permits the lender (banks) to accelerate the principal balance which was $11 million at March 31, 1997. The lender has not accelerated the principal balance and, as a result, the Company continues to classify the principal balance as current and non-current in accordance with the present loan amortization schedule. The Company is currently in discussions with the lender.

 NOTE 3 - COMMITMENTS AND CONTINGENCIES

      In January 1997, an amended judgement was entered in Chancery Court in Harrison County, Mississippi requiring that GCP make monthly payments to two former shareholders of GCI equal to 60% of all monies not designated for normal operational expenses. Such payments are to continue until the judgement entered for such former shareholders is satisfied. Through May 1, 1997, no monies have been distributed by GCP and GCP has reported that no monies are available for distribution. The amount of the judgement against GCI consist primarily of notes payable, and accrued interest, due

                        THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED MARCH 31, 1997 AND 1996


 NOTE 3 - COMMITMENTS AND CONTINGENCIES (continued)

 these former shareholders as presently recorded in the books and records of GCI and as included in the Company's consolidated balance sheet in the aggregate amount of approximately $7 million at March 31, 1997.

     GCI, GCP and Patrician, as joined parties to such lawsuit, have filed an appeal with the Mississippi Supreme Court because it is the Company's belief that the Chancery Court's ruling was incorrect and not supported by the facts or the law. Further, GCI has filed for protection under Chapter 11 of the United States Bankruptcy Code. GCI is taking the position that the automatic stay provisions under the United States Bankruptcy Code apply to all of GCI creditors, including the two former shareholders. A reorganization plan for GCI is presently being prepared.

     In February 1997, the above two former shareholders of GCI each filed separate lawsuits in U. S. District Court for the Southern District of Mississippi, Biloxi Division, against The Sands Regent and Pete Cladianos, Jr., Jon N. Bengtson and David R. Wood, all officers and directors of GCI and The Sands Regent. Such lawsuits allege breach of various common law duties and contractual interference by the defendants and seek compensatory and punitive damages. Management, and the individual defendants, believe these legal actions to be without merit and will vigorously defend them.

 ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

 Results of operations - Three months ended March 31, 1997 compared to three months ended March 31, 1996

     In the three month period ended March 31, 1997, compared to the same three month period in fiscal 1996, revenues decreased to $13.2 million from $15.3 million which consists of a decrease in revenues at the Copa Casino of aproximately $100,000 to $6.6 million and a decrease in revenues at the Sands Regency of $2.0 million to $6.6 million. For the same comparable periods, income from operations decreased from $1.2 million to a loss from operations of $227,000. Such decrease consists of a decrease in income from operations at the Copa Casino of approximately $279,000 to $799,000 and a decrease at the Sands Regency of $1.2 million to a loss from operations of $1.0 million.

       The Company incurred a net loss of $371,000 in the quarter ended March 31, 1997, or loss per share of $.08 compared to a net income of $544,000, or $.12 per share, in the quarter ended March 31, 1996. The Copa Casino contributed approximately $364,000 to the consolidated net income in the March 31, 1997 quarter compared to net income of $591,000 in the March 31, 1996 quarter. For the same comparable periods, the Sands Regency incurred a net loss of approximately $735,000 as compared to a net loss in the prior year third quarter of $47,000. The declines in revenues, income from operations, net income (loss) and net income (loss) per share at the Sands Regency are primarily due to increased competition from new and expanded Reno area hotel/casinos and from new Las Vegas megas-resorts. Unusually poor weather conditions in Northern Nevada, Northern California and the Pacific Northwest, during the third quarter of fiscal 1997, also contributed to the decline in Sands Regency Revenues. The decrease in Copa Casino profitability is due to increases in various costs including an increase in legal fees as further discussed below.

     The decrease in lodging revenue of $111,000, in the third quarter of fiscal 1997 compared to the same quarter in the prior year, is due to a decrease in the Sands Regency's average daily room rate from approximately $24 to $23 and a decrease in hotel occupancy from 83.9% to 82.2%.

     The decrease in gaming revenue of $1.2 million, in the March 1997 quarter versus the March 1996 quarter, is a composed of a decrease in gaming revenue from the Sands Regency of approximately $1.1 million and a slight decrease in gaming revenue from the Copa Casino of $106,000. The decrease in gaming revenue in Reno consists of a decrease in Sands Regency casino gaming revenue of approximately $1.3 million which was offset by increased gaming revenue from the Company's slot route operation of $124,000. The decrease in Sands Regency casino gaming revenue includes the reclassification of slot participation payouts of approximately $381,000 as a reduction in revenue instead of a cost and expense as classified prior to July 1996. The decrease also consists primarily of a decrease in slot revenue and is due to a decline per occupied room. In the third quarter of fiscal 1996, Sands Regency casino gaming revenue per occupied room was $70 as compared to $53 in the third quarter of fiscal 1997. The increase in slot route revenue is due to the Company's acquisition of a slot route

 Results of operations - Three months ended March 31, 1997 compared to three months ended March 31, 1996 (continued)

 business in June 1996 which operates slot machines at various non-casino businesses (convenience stores and cocktail lounges) in the Reno area.

      The decline in food and beverage revenue of $108,000, in the March 1997 quarter versus the March 1996 quarter, is primarily attributable to the Sands Regency operation. The related decrease in food and beverage costs and expenses of $199,000 is also attributable to the Sands Regency operation and represents a decline in various cost and expense components.

      The decrease in other revenue of $723,000, is principally due to the nonrecurrence of a prior year gain on the sale of a small motel owned and operated by the Sands Regency.

     The decrease in complimentary lodging, food and beverage, deducted from revenue, of $75,000 consists of a decrease in complimentary lodging at the Sands Regency of approximately $214,000 which has been offset by an increase in complimentary food and beverage of $139,000 attributable to the Sands Regency. The decrease in complimentary lodging is a result of Company implemented changes to its lodging programs and packages offered to attract and retain guests.

     The decrease in gaming costs and expenses of $727,000, in the quarter ended March 31, 1997 versus the quarter ended March 31, 1996, is primarily attributable to the Sands Regency and includes the reclassification of $381,000 of slot participation payouts from an operating expense, where included through the December 31, 1996 quarter and prior, to a reduction of revenue. The decrease in Sands Regency gaming costs and expenses also includes a decrease of $183,000 as a result of the reclassification of custodial costs and expenses from gaming costs and expense, where classified through June 1996, to maintenance costs and expenses commencing in July 1996. The decreases, which also includes various other decreases aggregating approximately $244,000, were partially offset by additional costs and expenses associated with the new slot route operation of $81,000.

      The increase in maintenance and utilities costs and expenses of $115,000 in the third quarter of fiscal 1997, as compared to the third quarter of fiscal 1996, is attributable to the Sands Regency and consists primarily of custodial costs and expenses. Commencing in July 1996, custodial costs and expenses were included in maintenance and utilities costs and expenses. Prior to July 1996, such costs and expenses were included in gaming costs and expenses.

     The increase in general and administrative costs and expenses of $178,000 is principally attributable to the Copa Casino and represents an increase in various cost and expense categories including increased legal and accounting costs.

      The decrease in interest and other income of approximately $59,000 is primarily due to reduced interest income from the Sands Regency as a result of a reduction in excess funds available for investment purposes. The decrease in interest and other expense of $148,000 is principally due to a principal reduction in an interest bearing long-term debt obligation of the Sands Regency in October 1996.

 Results of operations - Three months ended March 31, 1997 compared to three months ended March 31, 1996 (continued)

      The effective income tax rate differs from the statutory rate, in the current quarter, as a result of one-time differences including tax-free interest income and deductible tax credits.

 Results of operations - First nine months of fiscal 1997 compared to 1996

     In the nine months ended March 31, 1997, compared to the same nine months in fiscal 1996, revenues decreased to $42.3 million from $45.4 million as a result of a decrease at the Sands Regency of $4.3 million to $22.9 million which was offset by an increase at the Copa Casino of $1.3 million to $19.4 million. For the same comparable periods, income from operations decreased from $3.8 million to a loss from operations of $712,000. Such decrease consists of an increase at the Copa Casino of approximately $142,000 to $2.0 million which was offset by a decrease from the Sands Regency of $4.7 million to a loss from operations of $2.7 million.

     In the same comparable nine month periods, net income also decreased from $1.7 million, or $.38 per share, to a net loss of $876,000 or loss per share of $.19. The Copa Casino contributed approximately $951,000 to the consolidated net income in the nine months ended March 31, 1997 compared to $871,000 in the same nine months of fiscal 1996. For the same comparable periods, the Sands Regency incurred a net loss of approximately $1.8 million as compared to net income in the prior year nine months of $857,000. Such declines in revenues, income from operations, net income (loss) and net income (loss) per share at the Sands Regency are primarily due to increased competition from new and expanded Reno area hotel/casinos and from new Las Vegas mega-resorts. Unusually poor weather conditions in Northern Nevada, Northern California and the Pacific Northwest, during the third quarter of fiscal 1997, also contributed to the decline in Sands Regency Revenues. The increases in Copa Casino revenues and profitability are due to an increase in customer counts and because operations were not interrupted by the threat of hurricanes as occurred in August and October 1995.

      The decrease in lodging revenue of $1.3 million, in the nine months ended March 31, 1997 compared to the same period in the prior year, is primarily due to a decrease in the average daily rate from approximately $33 in the nine months ended March 31, 1996 to $27 in the nine months ended March 31, 1997. For the same comparable periods, hotel occupancy was approximately the same at 83%.

     The decrease in gaming revenue of $891,000 is a result of a decrease in gaming revenue from the Sands Regency of approximately $2.0 million which was offset by an increase in gaming revenue from the Copa Casino of $1.1 million. The decrease in gaming revenue in Reno consists of a decrease in Sands Regency casino gaming revenue of $2.4 million which was offset by increased gaming revenue from the Company's slot route operation of $410,000. The decrease in Sands Regency casino gaming revenue includes the reclassification of slot participation payouts of approximately $381,000 as a reduction in revenue instead of a cost and expense as classified prior to July 1996. The decrease also consists primarily of a decrease in slot revenue and is due to a decline per occupied room. In the nine months ended

 Results of operations - First nine months of fiscal 1997 compared to 1996 (continued)

 March 31, 1996, Sands Regency casino gaming revenue per occupied room was $72 as compared to $61 in the comparable nine months of fiscal 1997. The increase in slot route revenue is due to the Company's acquisition of a slot route business in June 1996 which operates slot machines at various non-casino businesses (convenience stores and cocktail lounges) in the Reno area.

      The slight decrease in food and beverage revenue of $70,000, in the nine months ended March 31, 1997 versus the nine months ended March 31, 1996, consists of an increase from the Copa Casino of approximately $132,000 and a decrease from the Sands Regency of $202,000. The Sands Regency decrease represents a decline in food revenue per occupied from approximately $18 to $17.

      The decrease in other revenue of $731,000, is principally due to the nonrecurrence of a prior year gain on the sale of a small motel owned and operated by the Sands Regency.

     The slight increase in gaming costs and expenses of $72,000, in the nine months ended March 31, 1997 compared to the same nine months in fiscal 1996, consists of an increase from the Copa Casino of approxinmately $532,000 and a decrease from the Sands Regency of approximately $460,000. The increase in the Copa Casino costs and expenses is primarily attributable to the increase in associated gaming revenue. The decrease in Sands Regency gaming costs and expenses includes a decrease in custodial costs and expenses of $600,000, a reduction in gaming taxes and licenses of $163,000 and a decrease of $381,000 due to the reclassification of slot participation payouts from an operating expense to a reduction of revenue. Custodial costs and expenses have been classified as maintenance costs and expenses since July 1996. Prior to July 1996, such costs and expenses were included with gaming costs and expenses. These decreases in Sands Regency gaming costs and expenses have been offset by an increase in the cost of complimentary goods and services provided of $303,000, costs and expenses associated with the new slot route operation of $305,000 and a net increase in various other costs and expenses of approximately $76,000.

     The decrease in food and beverage costs and expenses of $145,000, in the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996, consists of a decrease from the Sands Regency of approximately $295,000 and an increase from the Copa Casino of $150,000. The increase from the Copa Casino is due to a decrease in the allocation of costs and expenses to gaming relative to the provision of complimentary food and beverage and an increase in the cost of beverages provided. The decrease from the Sands Regency consists of an increase in the allocation of costs and expenses to gaming relative to the provision of complimentary food and beverage.

      The increase in maintenance and utilities costs and expenses of $596,000 in the nine months ended March 31, 1997, compared to the nine months ended March 31, 1996, consists of a decrease from the Copa Casino of $149,000 and an increase from the Sands Regency of approximately $745,000. The decrease from the Copa Casino is due to the nonrecurrance of

 Results of operations - First nine months of fiscal 1997 compared to 1996 (continued)

 the prior year hurricane preparedness costs and expenses associated with Hurricane Opal. The increase from the Sands Regency primarily consists of custodial costs and expenses of $600,000 and painting costs of $170,000. Commencing in July 1996, custodial costs and expenses are included in maintenance and utilities costs and expenses. Prior to July 1996, such costs and expenses were included in gaming costs and expenses. The increase in painting costs is due to the painting of the exterior of the Company's Reno facilities and the interior of the five story parking structure.

      The increase in general and administrative costs and expenses of $993,000 consists of an increase from the Copa Casino of approximately $613,000, an increase from the Sands Regency of $380,000. The increase from the Copa Casino is attributable to various cost and expense categories including increased wages and benefits, and legal and accounting costs. The Sands Regency increase consists primarily of an increase in advertising and promotional costs of approximately $504,000 reduced by a decrease in property taxes of $138,000.

      The increase in interest and other income of approximately $267,000 is primarily due to a gain on the sale of a non-casino property in Reno. The decrease in interest and other expense of $399,000 is principally due to a principal reduction in an interest bearing long-term debt obligation of the Sands Regency in October 1996.

      The effective income tax rate differs from the statutory rate, in the current year nine month period, as a result of one-time differences including tax-free interest income and deductable tax credits.

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

   Capital resources and liquidity

      In October 1996, the Company entered into an agreement with Wells Fargo Bank and Sumitomo Bank, ltd. amending certain financial covenants of its long-term debt loan agreement. Such amendment resulted in the Company's compliance with the financial covenants at June 30, 1996 and September 30,

 1996 and it was anticipated that the Company would also be in compliance thereafter. As consideration for such amendments, the Company made a prepayment on its long-term debt obligation of approximately $1.7 million which would otherwise have been paid on April 1, 1997 and $1.3 million which would otherwise have been paid on the loan maturity date in March, 2000.

     As a result of net losses attributable to Zante, Inc. dba the Sands Regency, the Company is, and has been, in noncompliance with the fixed charge coverage ratio specified in the long-term debt loan agreement at the quarters ending December 31, 1996 and March 31, 1997. Such noncompliance is a default under the loan agreement and permits the lender (banks) to accelerate the principal balance which was $11 million at March 31, 1997. If the lender accelerates the principal balance, the Company would not be in the financial position to repay the debt in full or on an accelerated schedule.

      The Company is currently in discussions with the lender in an attempt to renegotiate certain terms of the loan agreement including restructuring the payment schedule. At March 31, 1997, the Company estimates that all of its cash funds are necessary for operational purposes.

     As previously discussed in Note 3 to the Company's interim consolidated financial statements above, a judgement has been entered against Gulfside Casino, Inc. requiring certain payments by Gulfside Casino Partnership to two former shareholders of Gulfside Casino, Inc. At present, the circumstances requiring such payments, including excess monies not designated for Gulfside Casino Partnership operational purposes, have not been met. Further, as a result of the GCI filing for protection under Chapter 11 of the United States Bankruptcy Code, management believes that the automatic stay provisions under the Bankruptcy Code restrict payments to GCI creditors, including the two former shareholders. An Appeal of the Chancery Court amended judgement has also been filed with the Mississippi Supreme Court.

     In February 1997, the above two former shareholders of GCI also filed separate lawsuits against The Sands Regent and Pete Cladianos, Jr., Jon N. Bengtson and David R. Wood, all officers and directors of GCI and The Sands Regent, in U. S. District Court for the Southern District of Mississippi, Biloxi Division. Such lawsuits allege breach of various common law duties and contractual interference by the defendants and seek compensatory and punitive damages. Management, and the individual defendants, believe these legal actions to be without merit and will vigorously defend them.

     The outcome of these actions are not presently subject to reasonable estimation.

      In addition to the above lawsuit, the litigation between Gulfside Casino Partnership and the Mississippi State Port Authority and Mississippi Department of Economic and Community Development, filed in July 1996 is ongoing without significant changes since reported in the 1996 Annual Report. Such action could result in the termination of GCP's lease in October 1999 which would adversly affect GCP's results of operations and the Company's investment in the Mississippi gaming operation. At March 31, 1997, the book value of the Company's net investment in and advances to

 (including accrued interest) the Mississippi gaming operation was approximately $3.0 million.

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



                                                     THE SANDS REGENT
                                                       (Registrant)




 Date: May 14, 1997                                  By  /s/ DAVID R. WOOD
                                                     --------------------------
                                                      David R. Wood
                                                      Executive Vice President
                                                      and Principal Accounting
                                                      and Financial Officer

                               INDEX TO EXHIBITS



                                                          Sequentially
    Exhibit                                                 Numbered
    Number                                                    Page
    -------                                               ------------
      27     Financial Data Schedule.........................