Form 10-K
period 1997-06-30
SANDS REGENT
filed 1997-09-26
CIK 753899

===============================================================================

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The aggregate market value of the Registrant's $.05 par value Common Stock held by non-affiliates of the Registrant on September 23, 1997 was $5,320,149. The aggregate market value is computed with reference to the average price per share on such date.

         Registrant's Common Stock outstanding at September 23, 1997 was 4,498,722 shares.

         Portions of Registrant's 1997 Annual Report to the Shareholders are incorporated into Part II as set forth herein. Portions of Registrant's definitive Proxy Statement for its November 3, 1997 Annual Meeting of Shareholders are incorporated into Part III as set forth herein.


===============================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL
                                   THE COMPANY

         The Company, through a wholly-owned subsidiary, Zante, Inc. ("Zante"), owns and operates the Sands Regency hotel/casino in downtown Reno, Nevada. The Company, through three wholly-owned subsidiaries, Patrician, Inc. ("Patrician"), Gulfside Casino, Inc. ("GCI") and Artemis, Inc., ("Artemis"), owns Gulfside Casino Partnership (the "Partnership"), which owns the Copa Casino, a dockside gaming vessel located in Gulfport, Mississippi. GCI, Patrician and Artemis own 60%, 39% and 1%, respectively, of the Partnership. Gaming operations for the Copa Casino commenced in September 1993.

         Reno, Nevada. The Sands Regency hotel/casino has approximately 27,000 square feet of gaming space and 938 hotel rooms, including 32 suites of various sizes. The complex also includes three restaurants, a Donut House, a "Pizza Hut", and an "Arby's" restaurant, a "Baskin-Robbins" and an "Orange Julius" operated by third parties. The facilities also include three cocktail lounges, a gift shop, a beauty/barber shop and a liquor store, each operated by third parties, a video arcade, a health club, a swimming pool and over 10,000 square feet of convention and meeting space which can seat up to 650 people. The Company maintains six parking areas on its main hotel/casino property and adjacent to it, including two parking garages, with a total combined capacity for approximately 1,000 vehicles. Although the Company offers, on a very limited basis, complimentary hotel accommodations to select customers, no group arrangements known as "junkets" are conducted.

         The average room occupancy for fiscal 1997 was 84.4% compared to 82.9% for 1996. The hotel's average room rate for the current fiscal year was approximately $29.00 as compared to $32.00 in the prior fiscal year.

         As of September 16, 1997, the casino offered 20 table games, including 13 blackjack tables, 1 caribbean stud table, 1 craps table, and 2 roulette tables, 2 let it ride tables and 1 three-card poker table; 2 keno games and approximately 684 slot machines. In connection with the supervision of its gaming activities, the Company's policies include stringent controls, cross-checks and recording of all receipts and disbursements.

         The Company's Reno, Nevada operations are conducted 24 hours a day, every day of the year. The primary source of revenues and income to the Company is its gaming activities, although the hotel, bars, shops, restaurants and other services are an important adjunct to the gaming activities. The Company's operating and marketing philosophy emphasizes high volume business, offering large, attractive hotel rooms at reasonable prices to travel group wholesalers, primarily from Western Canada, the Pacific Northwest and Northern California. Gaming accounted for approximately 54% of the Company's revenues in fiscal 1997 and approximately 73% of the gaming revenues were generated by slot machines. The Company generally does not extend credit to its gaming customers.

         As a result of adverse market conditions in 1996 and the uncertainty of future market growth, the Company has cancelled its major expansion plans and allowed its local governmental approvals to expire. In the near term, the Company will concentrate its resources on renovating and improving existing Reno facilities and services. Future expansion plans will be considered based upon future market conditions and the need to add hotel rooms and other major facilities.

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

         The Copa Casino consists of approximately 24,000 square feet of casino space located on two decks. As of September 16, 1997, the Copa offered approximately 735 slot machines and 26 table games, including craps, roulette, blackjack, caribbean stud, let it ride, big six and three-card poker. In addition, the facility also includes 4 cocktail lounges/bars, a deli-style restaurant, a buffet restaurant, a gift shop and various ancillary services and facilities. The deck below the two casino decks contains a surveillance area, a vault, count rooms and security and various operations and administrative offices. An additional three decks on the ship are available for future expansion of gaming and dining facilities.

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

         In addition to the group and air wholesale business, the Company aggressively packages and markets convention and military reunion business which require 300 rooms or less. Other travel package arrangements are also being promoted which are geared toward individual travelers. The Company undertakes, from time to time, direct advertising in select Western cities in order to promote and increase the individual traveler business.

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

         The Sands Regency is the lead hotel/casino in the Reno area for several major travel wholesalers who serve major cities in the West, Midwest and Southwest United States and in Western and Central Canada. Group and air wholesale business accounted for approximately 62% of the hotel's occupancy in fiscal 1997 compared to 59% in fiscal 1996.

         Most advertising for the Sands Regency is done by travel wholesalers in their markets. The Company also advertises directly in its major United States markets through printed publications, especially during periods of the year when group business operates at reduced levels.

         Gulfport, Mississippi. The Company has positioned the Copa Casino as a casino for local residents. Emphasis has been placed on providing a casual and friendly atmosphere. To maintain this marketing position, the Company's goal is to provide its products and services at values favored by the Company's guests. The Company also uses numerous, in-house promotional programs to attract local residents and other customers. These Company-sponsored promotional and special event programs include gaming and slot tournaments, football season promotions, give-a-way programs and seasonal promotions.

         The Company has implemented a variety of outside advertising campaigns in order to attract "drive-up" gaming customers. This includes billboards within a 100-mile radius of Gulfport and newspaper, radio and television advertising in the local market and in the New Orleans area on a selective basis. In addition, the Company has implemented drive-up promotions and programs to generate more frequent customer visits and to identify valued customers. Direct mail programs, which have resulted in positive customer responses, will continue to be undertaken to encourage more frequent visits by customers.

         In fiscal 1997, the Company acquired a computerized slot player tracking and marketing system which has improved the Company's ability to offer different and more diverse promotions. The system also provides player tracking information so as to allow the Company to reward gaming customers with complimentary and other promotional goods and services.

         The Company has also pursued marketing efforts toward developing group business, primarily bus charters and, beginning in fiscal 1997, hotel promotional programs to entice visits from hotel/motel guests staying in the many non-casino hotel/motel rooms in the local area. The Company has been successful in attracting bus charters from various areas within a 500-mile radius including Atlanta, Georgia and Florida.

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


COMPETITION

         Reno, Nevada. The Company competes in the greater Reno area with approximately sixteen major casinos and hotel/casinos, some of which are larger than the Sands Regency. In addition, there are numerous other smaller casinos in the greater Reno area. The Company competes for its customers based upon gaming activities, room rates, room size and quality of rooms, food, beverages and location. Competitors of the Company have received governmental approval to construct an additional 2,580 hotel rooms, none of which are presently under construction. Such governmental approval does not provide assurance that all of these rooms will be built. If construction is completed on all hotel rooms presently under construction or approved for construction, the hotel room capacity in the greater Reno area will increase by approximately an additional 16%. In the event all approved hotel rooms are built, and depending on the time frames during which they are completed, management of the Company believes that this added capacity may have an adverse effect on operations of the Company.

         The Company's Reno operations compete, to a lesser extent, with gaming operations in other parts of the state of Nevada, such as Laughlin, Las Vegas and Lake Tahoe. California currently sponsors a state lottery and allows other non-casino style gaming, including parimutuel wagering, card parlors, bingo and off-track betting. There is also casino style gaming on various Native American lands in California. The Company believes that such non-casino style gaming does not have a significant impact on the Company's operations. The Company believes, however, that Native American gaming in California does have somewhat of an impact on the Company's gaming operation and that the general legalization of casino-style gaming in California could have a material impact on the Company's operations.

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

         Along the Mississippi River, there are presently twenty Mississippi dockside casino facilities; one in Natchez, four in Vicksburg, three in Greenville, one near Lula and eleven in Tunica. There is one additional proposed casino operation to be located along the Mississippi River in Vicksburg which has been granted a gaming license and other proposed casinos which are presently involved in litigation regarding proposed locations. There is also one casino currently in operation on an Indian reservation near Philadelphia, Mississippi.

         In addition to the above, there are also numerous other proposed Mississippi casino operations along the Mississippi River and the Gulf Coast. Requiring both site approval and gaming licenses, such proposed operations are at various stages in the developmental process without assurances that development and operation will occur.

         In addition to direct competition which the Company faces in the Mississippi market, the Company faces competition from riverboats and a possibly reopened land-based casino in the State of Louisiana, which is an important market area for the Company's Gulfport casino. Current Louisiana legislation permits unlimited stakes gaming and a total of fifteen riverboat licenses and one land-based license have been authorized statewide. At present, there are fourteen riverboats in operation. Besides these State of Louisiana gaming operations, it is also anticipated that gaming may be implemented on Indian reservations near Gulfport and New Orleans.

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

         General. To a significantly lesser extent, the Company competes with gaming facilities in New Jersey, Colorado, South Dakota, Illinois, Iowa and other parts of the world. The Company also competes with various gaming operations on Native American land, including those located in California, Arizona, Oregon, Washington, Connecticut, Michigan, Minnesota and Wisconsin. Indian casino gaming has become a growing sector of the gaming industry as a result of the Indian Gaming Regulatory Act of 1988, which generally permits unrestricted gaming on Indian land in any state that allows similar forms of gaming, whether or not restricted. Other states may legalize various forms of gaming that may compete with the Company. In any jurisdiction where the Company may commence operations, it will face competition for desirable sites and qualified personnel.

EMPLOYEES

         At June 30, 1997, the Company employed 933 people at the Sands Regency in Reno, Nevada, including 89 salaried employees and 844 hourly employees. The Copa Casino employed 486 people, including 60 salaried employees and 426 hourly employees. None of the Company's employees is represented by a union. The Company has not experienced any work stoppages or other significant labor problems and management considers its labor relations to be good.

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

         In addition to the main hotel/casino facility, the Company owns a smaller property in Reno consisting of an area of approximately .2 acres.

         The Company's Reno hotel/casino property is subject to aggregate encumbrances of approximately $11.0 million as of June 30, 1997.

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


ITEM 3.  LEGAL PROCEEDINGS

GCI MATTER

         In December 1994, a lawsuit was filed by Terry W. Green and Joel R. Carter, Sr. ("Green and Carter") in the Chancery Court of Harrison County, Mississippi, First Judicial District against GCI because of GCI's failure to make payments on promissory note obligations of GCI to Green and Carter. These note obligations, in the aggregate amount of $6 million, plus interest, are secured by a pledge of GCI's partnership interest in GCP. Although these promissory notes and the accrued interest thereon are obligations of GCI, they are reflected as current liabilities in the Company's Consolidated Balance Sheets at June 30, 1997 and 1996 upon consolidation.

         In addition to demanding payment of the $6 million plus interest, for which a partial summary judgment was entered, the lawsuit by Green and Carter also demanded the appointment of a receiver to take possession of and sell GCI's ownership interest in GCP and sought attorneys fees which were subsequently awarded in January 1997 in the amount of $54,000. In May 1995, GCP and Patrician were joined as necessary parties to the lawsuit.

         In August 1995, a Charging Order was entered which required GCP to respond to inquiries by Green and Carter for the purpose, among other things, of determining what distributions, if any, have been paid by the partnership to its partners. Moreover, a court order was granted whereby any amounts due or to become due GCI by GCP are to be paid to Green and Carter, pro-rata, until the summary judgment against GCI is satisfied.

         In July 1996, following a court hearing, the Chancery Court rendered a judgment that the reallocation of GCI's interest in the partnership may be appropriate as to the GCP partners but had no effect on the lien position of Green and Carter. This ruling related to the reduction in GCI's ownership interest in GCP from an original 60% interest to a .006% interest as a result of an amendment to the partnership agreement and a partner capital call. The amendment to the GCP partnership agreement was entered in April 1994 whereby the profit and loss allocation percentages were amended from 40% to 80% for Patrician and from 60% to 20% for GCI. Such amendment was entered into to cure a monetary partnership breach by GCI which occurred prior to the Company's acquisition of GCI and to properly reflect the relative financial risks of Patrician and GCI. The partner capital call occurred in January 1996 and was for the purpose of improving the partnership capital structure. Patrician and Artemis complied with the capital call; however, GCI failed to comply. As a result, and in accordance with the partnership agreement, GCI's interest in GCP was reduced from 20% to .006%. In May 1997, the Partnership Agreement was again amended to restore the original 60% interest as to GCI. Such was done to resolve the Chancery Court ruling dilemma.

         In the above July 1996 court ruling, Green and Carter were also given until November 1996 to exhaust their legal remedies in collecting against the judgment. Failing collection or other resolution by November 1996, the Court would consider additional measures including, but not limited to, the appointment of a receiver.

         In January 1997, the Chancery Court issued an amendment judgment which reaffirmed the prior judgments and reserved ruling on the necessity to appoint a receiver. The ruling also charged GCP, under Mississippi law, with the obligation to pay the GCI judgment amounts to Green and Carter and to pay Green and Carter 60% of all monies not designated for normal operational expenses on a monthly basis, commencing February 1, 1997, until the judgments due Green and Carter were satisfied. GCP was also required to provide a monthly accounting of income and operating expenses to Green and Carter.

         To date, the required monthly reports have been made which report that no monies are available for distribution by GCP and that no monies have been distributed by GCP. Such reports continue to be made irrespective of the fact that GCI had filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

         GCI, GCP and Patrician, as joined parties to such lawsuit, have filed an appeal with the Mississippi Supreme Court because it is the Company's belief that the Chancery Court's rulings are incorrect and not supported by the facts or the law. A hearing has not yet been scheduled on such appeal.

         On January 31, 1997, GCI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Southern District of Mississippi, Southern Division. A Plan of Reorganization was filed with the related Disclosure Statement expected to be filed in late September 1997. Actions have not yet been taken to dispose of the bankruptcy case.

         Green and Carter have filed a motion in the United States Bankruptcy Court for relief from the automatic stay provisions under Section 3 of the Bankruptcy Code which prohibits payments on pre-petition obligations. Such motion contends that the automatic stay provisions should not apply because the obligations are payable by GCP and not the bankrupt entity GCI. It is the Company's belief that the automatic stay provisions under the United States Bankruptcy Code, which are applicable to the creditors of GCI, appropriately apply to Green and Carter and that GCP is prohibited from making any payment or distribution to these individuals who are creditors of GCI.

         GCP and GCI have filed briefs in opposition to the motion for relief from the automatic stay properly stating that the debtor to Green and Carter is GCI and not GCP. Further, that the Chancery Court judgment created, or clarified, an obligation of GCP to make payments to Green and Carter only to the extent that GCP may otherwise have a requirement to make payments to GCI. Notwithstanding this, GCI and GCP further contend that any payments that may be required to be made by GCP to GCI should appropriately be paid into the bankrupt estate of GCI and should not be distributed to pre-petition, or other, creditors of GCI. A hearing on such motion is presently scheduled for October 1, 1997. In the event the motion for relief from the automatic stay is granted, Green and Carter may continue legal action in the Chancery Court which was consistent with a May 28, 1997 Chancery Court ruling and which could include the appointment of a receiver.

         GCI's only tangible asset is its partnership interest in GCP. GCI has filed for Chapter 11 Bankruptcy protection and is also not otherwise in the financial position to make any payments with respect to the note obligations due Green and Carter. It is the Company's belief that GCI's Plan of Reorganization, which contemplates making certain payments to Green and Carter from new equity funding to GCI, represents a reasonable, equitable and final resolution and settlement to the GCI litigation and bankruptcy issues. However, confirmation and acceptance of the filed Plan of Reorganization is not assured. As such, the ultimate resolution of this matter is not presently subject to reasonable estimation and could include a dispossession of a 60% right to receive partnership profits and surplus.

         In February 1997, Carter and Green also each filed separate lawsuits in
U. S. District Court for the Southern District of Mississippi, Biloxi Division, against The Sands Regent and certain officers and directors of The Sands Regent and GCI. Such lawsuits allege breach of various common law duties and contractual interference by the defendants and seek compensatory and punitive damages. Such actions are in the preliminary discovery stages. Management, and the individual defendants, believe these actions to be without merit and will vigorously defend them.

PORT MATTER

         In July 1996, the Mississippi Department of Economic and Community Development ("MDECD") and the Mississippi State Port Authority at Gulfport (the "Port") filed a declaratory judgment action against GCP in the Chancery Court of Harrison County, Mississippi, First Judicial District. Such lawsuit seeks Court interpretation of certain provisions of the lease between MDECD and the Port and GCP including whether the Port may terminate the lease on a date certain, whether the Port must approve the substitution of another gaming vessel for the present gaming vessel and whether the Port must approve the construction of a hotel on the lease premises. In addition to the lawsuit, MDECD and the Port also notified GCP that its lease will be cancelled and terminated at the end of the initial lease term in October 1999 because GCP's current leased site is needed by the Port to accommodate a purported expansion of Port facilities.

         In July 1997, the MDECD and the Port filed a second amended complaint, in addition to the original declaratory relief action, seeking damages and to immediately terminate the lease related to certain dredging activities conducted on GCP's leased premises by contractors engaged by GCP.

         In response to the initial MDECD and Port action and the second amended complaint, GCP filed counterclaims against the MDECD and Port claiming various tort and contract breaches including wrongful failure to approve the substitution of a gaming barge for the present gaming ship, wrongful failure to allow GCP to construct a hotel on the leased premises, breach of covenant of good faith and fair dealing, misrepresentation, breach of covenant of quiet enjoyment and wrongfully allowing activities at the Port to cause the accumulation of sand and silt under and adjacent to the GCP gaming vessel. GCP's lawsuit seeks an award for compensatory damages in an amount not less than $200 million and a declaratory judgment quieting the lease term and allowing the development of the leased premises.

         The lawsuit is presently set for trial on October 6, 1997 with respect to the liability issues and both parties have been engaged in active discovery matters, including depositions and exchange of documents, for most of calendar 1997. In the event GCP is successful on any or all of its claims and counterclaims, a separate trial on damages will be held which is currently scheduled during the first week of December 1997.

         Management believes that the outcome of this lawsuit is not presently predictable or subject to reasonable estimation.


OTHER

         The Company is also a party to various other legal actions, proceedings and pending claims arising in the normal course of its business. Management does not expect the outcome of these claims or suits to have a material adverse effect on the Company's financial position or results of future operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1997.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    The Common Stock of the Company is traded in the NASDAQ National Market System under the symbol "SNDS" and the following table sets forth the range of high and low closing sales prices as reported by NASDAQ.

FOR THE YEARS ENDED JUNE 30,                                       HIGH               LOW           DIVIDEND
----------------------------                                       ----               ---           --------
       1996
           First Quarter.......................................... $6.25            $ 4.50             $.05
           Second Quarter.........................................  6.25              4.50             $.05
           Third Quarter..........................................  5.50              3.62             $.05
           Fourth Quarter.........................................  5.75              3.50               -

       1997
           First Quarter.......................................... $5.13             $3.13               -
           Second Quarter.........................................  3.75              2.63               -
           Third Quarter..........................................  3.13              2.50               -
           Fourth Quarter.........................................  3.50              1.63               -

 -----------

         In fiscal 1996, the Board of Directors of the Company suspended the payment of cash dividends. The declaration and payment of dividends in the future, if any, will be determined by the Board of Directors in light of the conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

         As of September 22, 1997, the Company had 158 shareholders of record and in excess of 400 beneficial shareholders.


ITEM 6. SELECTED FINANCIAL DATA

         There is hereby incorporated by reference the information appearing under the caption "The Sands Regent - Selected Financial Data" in the Company's 1997 Annual Report, filed as Exhibit 13 to this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         There is hereby incorporated by reference the information appearing under the caption "The Sands Regent - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report, filed as Exhibit 13 to this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         There is hereby incorporated by reference the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company's 1997 Annual Report, filed as Exhibit 13 to this Form 10-K. Reference is made to the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 14(a)(1) hereof.

         With the exception of the aforementioned information and the information in Items 6 and 7, the Company's 1997 Annual Report is not deemed filed as part of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated by reference the information appearing under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 1997, filed or to be filed with the Securities and Exchange Commission.


ITEM 11. EXECUTIVE COMPENSATION

         There is hereby incorporated by reference the information appearing under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 1997, filed or to be filed with the Securities and Exchange Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated by reference the information appearing under the captions "Principal Shareholders" and "Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 1997, filed or to be filed with the Securities and Exchange Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 1997, filed or to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)(1) FINANCIAL STATEMENTS.

         Included in Part II of this Report:

               Independent Auditors' Report

               Consolidated Balance Sheets -- June 30, 1997 and 1996

               Consolidated Statements of Operations -- Years Ended June 30, 1997, 1996 and 1995

               Consolidated Statements of Stockholders' Equity -- Years Ended June 30, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows -- Years Ended June 30, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES.

         Included in Part IV of this Report:

               As of and for the Years Ended June 30, 1997, 1996 and 1995:

               Independent Auditors' Report on Schedules

               Schedule II -- Valuation and Qualifying Accounts

         All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A)(3)     EXHIBITS

               3(a)(i) Restated Articles of Incorporation of the Company (Exhibit 3(a) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1).*

               3(a)(ii) Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 2, 1987 (Exhibit 4(a) to the Company's Form 10-Q for the quarter ended December 31, 1987).*

               3(b)(i) Amended and Restated Bylaws of the Company, as amended April 29, 1985, and currently in effect (Exhibit 3(b) to the Company's Form 10-K for the fiscal year ended June 30, 1985).*

               3(b)(ii) Resolution of Amendment to the Bylaws of the Company, dated November 2, 1987 (Exhibit 4(b) to the Company's Form 10-Q for the quarter ended December 31, 1987).*

               3(b)(iii) Certificate of Amendment of the Amended and Restated
                         Code of Bylaws, as Amended, of The Sands Regent, dated January 10, 1996 (Exhibit 3(b)(iii) to the Company's Form 10-K for the fiscal year ended June 30, 1996).*

               4(a) Amended Trust Agreement, dated February 22, 1987, among Antonia Cladianos II as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(a) to the Company's Form 10-K for the fiscal year ended June 30,
                         1987).*

               4(b) Amended Trust Agreement, dated February 19, 1987, among Pete Cladianos III as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(b) to the Company's Form 10-K for the fiscal year ended June 30,
                         1987).*

               10(a) Amended and Restated Stock Option Plan for Executive and Key Employees of the Sands Regent and Forms of Stock Option Agreements (Exhibit 4(a) to the Company's Registration Statement (Registration No. 33-59574) on Form S-8).*

               10(b) Deferred Compensation Plan for Directors of the Company (Exhibit 10(e) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1).*

               10(c) Form of Indemnity Agreement for Directors and Officers of the Company (Exhibit 10(f) to the Company's Form 10-K for the fiscal year ended June 30, 1988).*

               10(d) Loan Agreement, dated March 31, 1993, by and between First Interstate Bank of Nevada, National Association, First Interstate Bank of California, The Daiwa Bank, Limited and Zante, Inc. and the related Term and Revolving Credit Promissory Note; Guarantee of Loan by the Sands Regent; Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents (Exhibit 10(b) to the Company's Form 10-Q for the Quarter ended March 31, 1993).*

               10(e) First Amendment to Loan Agreement, dated June 27, 1994, by and between First Interstate Bank of Nevada, National Association, The Daiwa Bank Limited and Zante, Inc., Borrower, and The Sands Regent, Guarantor (Exhibit 10(e) to the Company's Form 10-K for the fiscal year ended June 30, 1994).*

               10(f) Second Amendment to Loan Agreement and Term and Revolving Credit Promissory Note, dated October 15, 1996, by and between Wells Fargo Bank, National Association, The Sumitomo Bank Limited and Zante, Inc., Borrower, and The Sands Regent, Guarantor.**

               10(g) International Swap Dealers Association, Inc. Master Agreement for interest rate swap, dated March 23,1994, by and between First Interstate Bank of Nevada N.A. and Zante, Inc., and the related Guarantee by The Sands Regent and Letter Agreement of Confirmation (Exhibit 10(f) to the Company's Form 10-K for the fiscal year ended June 30, 1994).*

               10(h) General Partnership Agreement, effective as of December 31, 1992, between Gulfside Casino, Inc. and Patrician, Inc. (a wholly-owned subsidiary of the Sands Regent) (Exhibit 10(a) to the Company's Form 10-Q for the Quarter ended March 31, 1993).*

               10(i) First Amendment to Gulfside Casino, a Mississippi General Partnership, General Partnership Agreement, dated April 15, 1994, between Gulfside Casino, Inc. and Patrician, Inc. (both wholly owned subsidiaries of The Sands Regent) (Exhibit 10(a) to the Company's Form 10-Q for the Quarter ended March 31, 1994).*

               10(j) Second Amendment to Gulfside Casino, a Mississippi General Partnership, General Partnership Agreement, dated December 9, 1994, between Gulfside Casino, Inc. and Patrician, Inc., (both wholly-owned subsidiaries of The Sands Regent)(Exhibit 10(a) to the Company's Form 10-Q for the Quarter ended December 31, 1994).*

               10(k) Unanimous Consent to Action in Lieu of Special Call Meeting of the Board for Gulfside Casino Partnership, amending, among other items, the Gulfside Casino General Partnership Agreement, dated May 30, 1997, by and between Patrician, Inc., Gulfside Casino, Inc. and Artemis, Inc.**

               10(l) Agreement for the Purchase of Stock of the Gulfside Casino, Inc. and certain Assets of McDonald Limited, dated February 25,1994 (Exhibit 2(a) to the Company's Form 8-K/A for event reporting date of February 14,
                         1994).*

               10(m) Gulfside Casino, Inc. Settlement Agreement, dated August 20, 1993, by and between Gulfside Casino, Inc., a Mississippi Corporation, and Joel R. Carter, Sr. and Terry Green (Exhibit 10(j) to the Company's Form 10-K for the year ended June 30,1994).*

               10(n) Settlement Agreement dated November 2, 1984, by and between Hughes Properties, Inc., and Zante, Inc. (Exhibit 10(u) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1).*

               10(o) Franchise Agreement dated October 9, 1986 and as amended on October 9, 1986, by and between Roma Corporation and Zante, Inc. (Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended June 30,
                         1987).*

               10(p)     Agreement, dated as of January 2, 1995, between David
                         R. Wood and The Sands Regent (Exhibit 10(n) to the Company's Form 10-K for the fiscal year ended June 30,
                         1995).*

               10(q) Lease Agreement by and between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Gulfside Casino, Inc., dated August 20, 1992 (Exhibit 10(o) to the Company's Form 10-K for the fiscal year ended June 30, 1996).*

               10(r) Amendment to Lease and Approval of Stock Purchase by and between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Gulfside Casino, Inc., dated October 28, 1992 (Exhibit 10(p) to the Company's Form 10-K for the fiscal yer ended June 30, 1996).*

               10(s) Second Lease Amendment by and between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Gulfside Casino, Inc., Lessee, and Gulfside Casino Partnership, Substitute Lessee, dated May 12, 1993 (Exhibit 10(q) to the Company's Form 10-K for the fiscal year ended June 30, 1996).*

               10(t) Third Lease Amendment by and between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Gulfside Casino Partnership, dated June 21, 1994 (Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended June 30, 1996).*

               13        1997 Annual Report to Shareholders.**

               21 Subsidiaries: Zante, Inc., Patrician, Inc., and Artemis, Inc., Nevada Corporations, and Gulfside Casino, Inc., a Mississippi corporation, are wholly owned by the Company. Patrician, Inc., Gulfside Casino, Inc.,and Artemis, Inc., are the sole partners in Gulfside Casino Partnership, a Mississippi general partnership.

               23 Independent Auditors' Consent to the incorporation by reference into specified registration statement on Form S-8 of their reports contained in or incorporated by reference into this report.**

               27        Financial Data Schedule.

               -------------------------------

               *           Incorporated by reference
               **          Filed herewith




(B) REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K during the last quarter of fiscal 1997.

(C) INDEX TO EXHIBITS.

(D) FINANCIAL STATEMENT SCHEDULES.

      Financial statement schedules required by Regulation S-X are excluded from the 1997 Annual Report to the Shareholders by Rule 14a-3(b)(1). See
      Schedule II to the Financial Statements appearing under Item 14(a)(2) hereof.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE SANDS REGENT

Date: September 25, 1997                 By:    PETE CLADIANOS, JR.
                                                -------------------
                                                Pete Cladianos, Jr., President
                                                and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                         CAPACITY                                       DATE
---------                         --------                                       ----

PETE CLADIANOS, JR.           President (Chief                            September 25, 1997
-------------------           Executive Officer)
Pete Cladianos, Jr.           and Director

KATHERENE  LATHAM             Chairman of the                             September 25, 1997
-------------------           Board of Directors
Katherene Latham

JON N. BENGTSON               Executive Vice President,                   September 25, 1997
-------------------           Chief Operating Officer and
Jon N. Bengtson               Director

DAVID R. WOOD                 Executive Vice President,                   September 25, 1997
-------------------           Treasurer, Chief Financial and
David R. Wood                 Accounting Officer and Director

PETE CLADIANOS III            Executive Vice President,                   September 25, 1997
-------------------           Secretary and Director
Pete Cladianos III

JOSEPH G. FANELLI             Director                                    September 25, 1997
-------------------
Joseph G. Fanelli

WELDON C. UPTON               Director                                    September 25, 1997
-------------------
Weldon C. Upton

INDEPENDENT AUDITORS' REPORT
----------------------------



To the Board of Directors and Shareholders of The Sands Regent:



We have audited the consolidated financial statements of The Sands Regent and subsidiaries as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated August 8, 1997. Such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Sands Regent and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Reno, Nevada
August 8, 1997

                                The Sands Regent

                                   Schedule II

                        Valuation and Qualifying Accounts

                                 (in thousands)


                                                                   Additions
                                                 Balance at        Charged to
                                                  Beginning        Costs and                         Balance at
            Description                            of Year          Expenses        Deductions(1)    End of Year
            -----------                          ----------        -----------      -------------    -----------

Allowance for Doubtful Accounts Receivable:

    Year ended June 30, 1997 . . . . . . . .      $  107           $  103              $ ( 91)        $   119

    Year ended June 30, 1996 . . . . . . . .         147              136                (176)            107

    Year ended June 30, 1995 . . . . . . . .         111               92                 (56)            147



---------------

(1)  Write-offs of uncollectible accounts receivable, net of recoveries

                                INDEX TO EXHIBITS


                                                                                                          SEQUENTIALLY
EXHIBIT                                                                                                     NUMBERED
NUMBER                                                                                                        PAGE
------                                                                                                      --------
10(f)          Second Amendment to Loan Agreement and Term and Revolving Credit
               Promissory Note, dated October 15, 1996, by and between Wells
               Fargo Bank, National Association, The Sumitomo Bank Limited and
               Zante, Inc., Borrower, and The Sands Regent, Guarantor . . . . . . . . . . . . . . . . . .

10(k)          Unanimous Consent to Action in Lieu of Special Call Meeting of the
               Board for Gulfside Casino Partnership, amending, among other items, the Gulfside Casino General Partnership Agreement, dated May 30, 1997, by and between Patrician, Inc., Gulfside Casino, Inc. and Artemis, Inc . . . . . . . . . .

13             1997 Annual Report to Shareholders . . . . . . . . . . . . . . . . . . . . . . . . . . . .

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

