Form 10-Q
period 1997-09-30
SANDS REGENT
filed 1997-11-14
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 0-14050
                       -------


                                THE SANDS REGENT
--------------------------------------------------------------------------------
               (exact name of registrant as specified in charter)


                  Nevada                                   88-0201135
     (State or other jurisdiction of                    (I.R.S. Employer
     ------------------------------                    -------------------
     incorporation or organization)                    Identification No.)



     345 North Arlington Avenue, Reno, Nevada               89501
--------------------------------------------------------------------------------
     (Address of principal executive offices)             (zip code)


   Registrant's telephone number, including area code    (702) 348-2200
                                                       ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

On Novermber 13, 1997, the registrant had outstanding 4,498,722 shares of its common stock, $.05 par value.

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

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


     (Dollars in thousands,                              THREE MONTHS
     except per share amounts)                        ENDED SEPTEMBER 30,
                                                -----------         -----------
                                                    1996                1997
                                                -----------         -----------
Operating revenues:
  Gaming                                        $    11,158         $    10,444
  Lodging                                             2,557               3,040
  Food and beverage                                   2,085               2,223
  Other                                                 384                 448
                                                -----------         -----------
                                                     16,184              16,155
  Less complimentary lodging, food
    and beverage included above                         773                 672
                                                -----------         -----------
                                                     15,411              15,483
                                                -----------         -----------
Operating costs and expenses:
  Gaming                                              5,525               5,483
  Lodging                                             1,355               1,287
  Food and beverage                                   1,685               2,002
  Other                                                 177                 176
  Maintenance and utilities                           1,502               1,786
  General and administrative                          3,389               3,255
  Depreciation and amortization                         940               1,014
                                                -----------         -----------
                                                     14,573              15,003
                                                -----------         -----------
Income from operations                                  838                 480

Other income (deductions):
  Interest and other income                             141                 107
  Interest and other expense                           (559)               (558)
                                                -----------         -----------
                                                       (418)               (451)
                                                -----------         -----------
Income before income taxes                              420                  29
Provision for income taxes                              116                  --
                                                -----------         -----------
Net income                                      $       304         $        29
                                                ===========         ===========
Net income per share                            $       .07         $       .01
                                                ===========         ===========
Weighted average shares outstanding               4,498,722           4,498,722
                                                ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


     (Dollars in thousands)                             JUNE 30,    SEPTEMBER 30,
                                                          1997          1997
                                                     -------------  -------------

                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $       7,644  $       8,102
  Short-term investments                                       250            250
  Accounts and notes receivable less allow-
    ance for possible losses of $119 and $132                  418            540
  Inventories                                                  640            594
  Federal income tax refund receivable                       1,063          1,100
  Prepaid expenses and other assets                          1,297          1,477
                                                     -------------  -------------
      Total current assets                                  11,312         12,063

PROPERTY AND EQUIPMENT:
  Land                                                       8,093          8,093
  Buildings, ship and improvements                          45,753         45,781
  Equipment, furniture and fixtures                         24,776         24,983
  Construction in progress                                     172            200
                                                     -------------  -------------
                                                            78,794         79,057
  Less accumulated depreciation
    and amortization                                        31,060         32,064
                                                     -------------  -------------
                                                            47,734         46,993

OTHER ASSETS:
  Deferred federal income tax asset                            422            454
  Note receivable                                            1,237          1,235
  Other                                                        347            349
                                                     -------------  -------------
                                                             2,006          2,038
                                                     -------------  -------------
      Total assets                                   $      61,052  $      61,094
                                                     =============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


     (Dollars in thousands)                                          JUNE 30,      SEPTEMBER 30,
                                                                       1997            1997
                                                                  -------------    -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                                $       2,712    $       2,503
  Accrued salaries, wages and benefits                                    1,816            1,749
  Other accrued expenses                                                  1,692            1,847
  Deferred federal income tax liability                                     240              309
  Current maturities of long-term debt                                   17,480           17,716
                                                                  -------------    -------------
      Total current liabilities                                          23,940           24,124

LONG-TERM DEBT                                                            4,658            4,487

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                                           --               --
  Common stock, $.05 par value, 20,000,000
    shares authorized, 6,898,722 shares
    issued                                                                  345              345
  Additional paid-in capital                                             13,074           13,074
  Retained earnings                                                      41,390           41,419
                                                                  -------------    -------------
                                                                         54,809           54,838
  Treasury stock, at cost; 2,400,000 shares                             (22,355)         (22,355)
                                                                  -------------    -------------
      Total stockholders' equity                                         32,454           32,483
                                                                  -------------    -------------
      Total liabilities and stockholders'
        equity                                                    $      61,052    $      61,094
                                                                  =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



     (Dollars in thousands)                             THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -----------------------
                                                       1996            1997
                                                     -------         -------
 OPERATING ACTIVITIES:
   Net income                                        $   304         $    29
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                       940           1,014
     (Gain) loss on disposal of property
       and equipment                                      10              (2)
     (Increase) decrease in accounts and
       notes receivable                                   10            (122)
     Decrease in inventories                              99              46
     (Increase) in prepaid expenses and
       other current assets                             (726)           (180)
     (Increase) decrease in other assets                  13              (5)
     Increase (decrease) in accounts payable             530            (209)
     Increase in accrued expenses                        144              88
     Change in federal income taxes
       payable/receivable                               (125)            (37)
     Change in deferred federal income taxes             241              37
     (Decrease) in other liabilities                     (10)             --
                                                     -------         -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES             1,430             659
                                                     -------         -------
 INVESTING
ACTIVITIES:
   Purchase of short-term investments                    (50)             --
   Payments received on note receivable                    1               2
   Additions to property and equipment                  (825)           (270)
   Proceeds from sale of property and
     equipment                                             5               2
                                                     -------         -------
 NET CASH USED IN INVESTING ACTIVITIES                  (869)           (266)
                                                     -------         -------


The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


     (Dollars in thousands)                          THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                  -------------------------
                                                    1996             1997
                                                  --------         --------
FINANCING ACTIVITIES:
  Issuance of long-term debt                           728              256
  Payments on long-term debt                           (61)            (191)
                                                  --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES              667               65
                                                  --------         --------
INCREASE IN CASH AND CASH EQUIVALENTS                1,228              458
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                            11,357            7,644
                                                  --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 12,585         $  8,102
                                                  ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Property and equipment acquired
    by accounts payable                           $     87         $     --
                                                  ========         ========
  Property and equipment acquired
    by conversion of other assets                 $    400         $     --
                                                  ========         ========
  Interest paid, net of amount capitalized        $    462         $    482
                                                  ========         ========
  Federal income taxes paid                       $     --         $     --
                                                  ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


NOTE 1 - BASIS OF PREPARATION

        These statements should be read in connection with the 1997 Annual Report heretofore filed with the Securities and Exchange Commission as Exhibit 13 to the Registrant's Form 10-K for the year ended June 30, 1997. The accounting policies utilized in the preparation of the financial information herein are the same as set forth in such annual report except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28.

        The Consolidated Balance Sheet at June 30, 1997 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of September 30, 1997 and the results of operations and cash flows for the three months ended September 30, 1997 and 1996 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

NOTE 2 - RECLASSIFICATIONS

        Certain reclassifications have been made to the results of operations for the three months ended September 30, 1996 to conform to the presentation for the three months ended September 30, 1997.

ITEM 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations.


Results of operations - First Quarter 1998 Compared to First Quarter 1997

        In the three month period ended September 30, 1997, compared to the same three month period in fiscal 1997, revenues increased slightly to $15.5 million from $15.4 million as a result of an increase in revenues at the Sands Regency of $672,000, to $9.6 million. Such increase was partially offset by a decrease in revenues at the Copa Casino of approximately $604,000 to $5.9 million. For the same comparable periods, income from operations decreased from $838,000 to a $480,000. Such decrease consists of a decrease in income from operations at the Copa Casino of approximately $1.3 million, resulting in a loss from operations at the Copa Casino of $401,000. This was offset by an increase in income from operations at the Sands Regency of $1.0 million to $881,000.

        The Company had net income of $29,000, or $.01 per share, in the quarter ended September 30, 1997 compared to net income of $304,000, or $.07 per share, in the quarter ended September 30, 1996. The Sands Regency contributed approximately $400,000 to the consolidated net income in the September 30, 1997 quarter compared to a net loss of $198,000 in the September 30, 1996 quarter. For the same comparable periods, the Copa Casino incurred a net loss of approximately $371,000 as compared to a net income in the prior year first quarter of $502,000. The declines in revenues, income from operations, net income (loss) and net income (loss) per share at the Copa Casino is due to a decline in customers and increased costs, primarilly legal and professional fees. Customer counts have declined as a result of construction on highway 90 which has significantly impaired access to the Copa Casino. The increases at the Sands Regency are due to an increase in revenue per occupied room and decreased costs and expenses.

        The increase in lodging revenue of $483,000, in the first quarter of fiscal 1998 compared to the same quarter in the prior year, is due to an increase in the Sands Regency's average daily room rate from approximately $34 to $40. For the same comparable periods, hotel occupancy increased from approximately 87.7% to 88.7%.

        The decrease in gaming revenue of $714,000, in the September 1997 quarter versus the September 1996 quarter, primarily consists of a decrease in gaming revenue from the Copa Casino. Such decrease is due to a reduction in the number of customers which the Company attributes, in part, to the curtailment of access to the Copa because of construction on highway 90.

        The increase in food and beverage revenue of $138,000, in fiscal 1998 compared to fiscal 1997, is principally attributable to restuarant revenue at the Sands Regency. Food revenue per occupied room increased from approximately $18 in the first quarter of fiscal 1997 to $20 in the first quarter of fiscal 1998. The increase in other revenue of $64,000 is in ancillary revenue from the Sands Regency.

Results of operations - First Quarter 1998 Compared to First Quarter 1997 (continued)

        The decrease in complimentary lodging, food and beverage, deducted from revenue, of $101,000 includes a decrease at the Sands Regency of approximately $36,000 and a decrease in complimentary food and beverage at the Copa Casino of $65,000.

        The slight decrease in gaming costs and expense of $42,000 in the quarter ended September 30, 1997, compared to the quarter ended September 30, 1996, is comprised of an increase from the Copa Casino of approximately $96,000 and a decrease from the Sands Regency of $138,000. The increase in Copa Casino costs and expenses is primarily attributable to added costs and expenses associated with the slot player's club which was commenced in April 1997. The decrease at the Sands Regency is due to an overall decrease in various cost and expense items.

        The increase in food and beverage costs and expense of $317,000 in the first quarter of fiscal 1998, compared to the first quarter of fiscal 1997, consists of an increases from the Copa Casino and the Sands Regency of approximately $250,000 and 67,000, respectively. The increase from the Copa Casino is due to $119,000 in added food costs associated with the buffet restaurant, which has been operated by the Copa Casino since May 1997, and increased other food operating costs and expenses due to recent changes in products being offered and sold to the public.

        The increase in maintenance and utilities costs and expenses of $284,000 is primarily attributable to the Copa Casino and includes an increase in hurricane evacuation expenses of $199,000 as a result of preparedness actions necessary during Hurricane Danny in July 1997. The remaining increase consists principally of costs necessary to remove dredging spoils as a result of maintenance dredging performed under and around the ship.

        The decrease in general and administrative costs and expenses of $134,000 consists principally of a decrease from the Sands Regency of approximately $168,000 and an increase from the Copa Casino of approximately $58,000. The decrease at the Sands Regency is primarily due to a decrease in advertising and promotional costs and expenses. The increase from the Copa Casino is attributable to increases in legal costs of $340,000 which were offset by a decrease in advertising and promotional costs of approximately $172,000. The increase in legal costs is related to the legal actions with the State Port of Mississippi at Gulfport.

        The effective income tax rate differs from the statutory rate, in the current quarter, as a result of one-time differences including tax-free interest income and deductable tax credits.

        As is true for other hotel/casinos in the Reno area, demand for the Company's facilities declines in the winter. Operating margins and, to a lesser extent, revenues are lower during the second and third fiscal quarters due to lower room rates and a lower level of gaming play per occupied room. The Sands Regency has not historically been affected as severely as many other hotel/casinos in the Reno area because the Company attracts high levels of group business during that period. This group business and the Company's flexible pricing strategy have historically enabled the Company to maintain relatively high levels of hotel occupancy.

Results of operations - First Quarter 1998 Compared to First Quarter 1997 (continued)

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

Capital resources and liquidity

        The Company continues to be in noncompliance with certain financial convenants as specified in the long-term debt loan agreement with Wells Fargo Bank and Sumitomo Bank, ltd. Further, the Company has failed to make a scheduled principal payment in the amount of $1.8 million, due on October 1, 1997, resulting in an additional Event of Default. The Company continues to be in discussions with the lender in an attempt to renegotiate certain terms of the loan agreement including restructuring the payment schedule. If the lender accelerates the principal balance, aggregating $11 million, the Company would not be in the financial position to repay the debt in full or on an accelerated basis.

        In Mississippi, the U. S. Bankruptcy Court ruled in October 1997 that Gulfside Casino, Inc.'s ownership interest in Gulfside Casino Partnership is
 .006% which appears to negate the May 30, 1997 partnership amendment transferring the additional 59.994% interest back to GCI. Such court ruling allows the two former GCI shareholders to pursue further legal actions in the Chancery Court. Although the previous rulings of the Chancery Court have been appealed to the Mississippi Supreme Court, these two former GCI shareholders have requested that the Chancery Court take certain actions including the appoinment of a receiver as to which a Chancery Court hearing is presently scheduled for November 18, 1997.

        In addition to the above, the trial on the lawsuit between Gulfside Casino Partnership and the Mississippi State Port Authority and Mississippi Department of Economic and Community Development was held in October 1997. A court ruling on such litigation, which involved liability issues only, is not expeected until early 1998. A subsequent damages trial, which is not now scheduled, is to be held in the event Gulfside Casino Partnership is successful on any or all of its liability claims and counterclaims.

        The outcome of these actions is not presently subject to reasonable estimation. At September 30, 1997, the book value of the Company's net investment in and advances to (including accrued interest) the Mississippi gaming operation was approximately $2.1 million.

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995

        The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Such statements are identified by the words "anticipates", "believes", "expects", "intends", "future", or words of similiar import. Various important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; adverse outcomes in any of the Company's various materal legal proceedings in Mississippi; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the Company's key markets; severe and unusual weather in the Company's key markets and adverse results of significant litigation matters.

                            PART II OTHER INFORMATION


 Item 1.  Legal Proceedings.

          NONE


 Item 2.  Changes in Securities.

          NONE


 Item 3.  Defaults Upon Senior Securities.

          NONE


 Item 4.  Submission of Matters to a Vote of Security Holders.

          NONE


 Item 5.  Other Information.

          NONE


 Item 6.  Exhibits and Reports on Form 8-K.


          A    Exhibits

               27   Financial Data Schedule

          B    Form 8-K

                    NONE

                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 THE SANDS REGENT
                                   (Registrant)




 Date: November 13, 1997          By         /s/ David R. Wood
                                     -------------------------------------------
                                     David R. Wood, Executive Vice President
                                     Principal Accounting and Financial Officer

                                 EXHIBITS INDEX
                                 --------------

Exhibit No.                       Description
-----------                       -----------
   27                Financial Data Schedule