Form 10-Q
period 1997-12-31
SANDS REGENT
filed 1998-02-17
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1997 or

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
                                                       -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At February 12, 1998, the registrant had outstanding 4,498,722 shares of its common stock, $.05 par value.

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

                         PART I FINANCIAL INFORMATION~

Item 1. Financial Statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


(Dollars in thousands,                            THREE MONTHS                         SIX MONTHS
except per share amounts)                       ENDED DECEMBER 31,                  ENDED DECEMBER 31,
                                          -----------------------------       -----------------------------
                                             1996              1997              1996              1997
                                          -----------       -----------       -----------       -----------
Operating revenues:
  Gaming                                  $    10,003       $    10,014       $    21,161       $    20,458
  Lodging                                       1,609             1,704             4,166             4,744
  Food and beverage                             1,883             1,941             3,968             4,164
  Other                                           371               384               755               832
                                          -----------       -----------       -----------       -----------
                                               13,866            14,043            30,050            30,198
Less complimentary lodging, food
  and beverage included above                     668               674             1,441             1,346
                                          -----------       -----------       -----------       -----------
                                               13,198            13,369            28,609            28,852
                                          -----------       -----------       -----------       -----------
Operating costs and expenses:
  Gaming                                        5,369             5,387            10,894            10,870
  Lodging                                       1,223             1,232             2,578             2,519
  Food and beverage                             1,657             1,845             3,342             3,847
  Other                                           155               146               332               322
  Maintenance and utilities                     1,379             1,451             2,881             3,237
  General and administrative                    3,798             3,732             7,187             6,987
  Depreciation and amortization                   940             1,013             1,880             2,027
                                          -----------       -----------       -----------       -----------
                                               14,521            14,806            29,094            29,809
                                          -----------       -----------       -----------       -----------
Loss from operations                           (1,323)           (1,437)             (485)             (957)
Other income (deductions):
  Interest and other income                       497               120               638               227
  Interest and other expense                     (432)             (567)             (991)           (1,125)
                                          -----------       -----------       -----------       -----------
                                                   65              (447)             (353)             (898)
                                          -----------       -----------       -----------       -----------
Loss before income taxes                       (1,258)           (1,884)             (838)           (1,855)
Provision (benefit) for income taxes             (449)             (629)             (333)             (629)
                                          -----------       -----------       -----------       -----------
Net loss                                  $      (809)      $    (1,255)      $      (505)      $    (1,226)
                                          ===========       ===========       ===========       ===========
Net loss per share                        $      (.18)      $      (.28)      $      (.11)      $      (.27)
                                          ===========       ===========       ===========       ===========
Weighted average shares
  outstanding                               4,498,722         4,498,722         4,498,722         4,498,722
                                          ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


 (Dollars in thousands)                          JUNE 30,    DECEMBER 31,
                                                   1997          1997
                                               ------------  ------------

                                   ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                    $      7,644  $      7,239
  Short-term investments                                250           250
  Accounts receivable less allowance for
    possible losses of $119 and $134                    418           480
  Inventories                                           640           660
  Federal income tax refund receivable                1,063         1,616
  Prepaid expenses and other assets                   1,297         1,528
                                               ------------  ------------
      Total current assets                           11,312        11,773

PROPERTY AND EQUIPMENT:
  Land                                                8,093         8,093
  Buildings, ship and improvements                   45,753        45,802
  Equipment, furniture and fixtures                  24,776        25,064
  Construction in progress                              172           209
                                               ------------  ------------
                                                     78,794        79,168
  Less accumulated depreciation
    and amortization                                 31,060        32,865
                                               ------------  ------------
                                                     47,734        46,303

OTHER ASSETS:
  Deferred federal income tax asset                     422           587
  Note receivable                                     1,237         1,233
  Other                                                 347           307
                                               ------------  ------------
                                                      2,006         2,127
                                               ------------  ------------
      Total assets                             $     61,052  $     60,203
                                               ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


 (Dollars in thousands)                               JUNE 30,       DECEMBER
                                                       1997            1997
                                                   ------------    ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                 $      2,712    $      3,164
  Accrued salaries, wages and benefits                    1,816           1,503
  Other accrued expenses                                  1,692           2,023
  Deferred federal income tax liability                     240             328
  Current maturities of long-term debt                   17,480          17,635
                                                   ------------    ------------
      Total current liabilities                          23,940          24,653

LONG-TERM DEBT                                            4,658           4,322
STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                         --              --
  Common stock, $.05 par value, 20,000,000
    shares authorized; 6,898,722 shares
    issued                                                  345             345
  Additional paid-in capital                             13,074          13,074
  Retained earnings                                      41,390          40,164
                                                   ------------    ------------
                                                         54,809          53,583
  Treasury stock, at cost, 2,400,000 shares             (22,355)        (22,355)
                                                   ------------    ------------
      Total stockholders' equity                         32,454          31,228
                                                   ------------    ------------
      Total liabilities and stockholders'
        equity                                     $     61,052    $     60,203
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        SIX MONTHS
                                                    ENDED DECEMBER 31,
                                                  ----------------------
                                                    1996           1997
                                                  -------        -------
OPERATING ACTIVITIES:
  Net loss                                          ($505)       ($1,226)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
    Depreciation and amortization                   1,880          2,027
    (Gain) on disposal of property
      and equipment                                  (340)            (5)
    (Increase) decrease in accounts
      receivable                                      161            (62)
    (Increase) decrease in inventories                 29            (20)
    (Increase) in prepaid expenses and
      other current assets                           (600)          (231)
    Decrease in other assets                           33             35
    Increase in accounts payable                      366            412
    Increase in accrued expenses                      343             18
    Change in federal income taxes
      payable/receivable                             (399)          (553)
    Change in deferred federal income taxes            65            (77)
    (Decrease) in other liabilities                   (19)          --
                                                  -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES           1,014            318
                                                  -------        -------
INVESTING ACTIVITIES:
  Purchase of short-term investments                  (50)          --
  Payments received on note receivable                  3              4
  Additions to property and equipment              (1,390)          (573)
  Proceeds from sale of property and
    equipment                                         457             27
                                                  -------        -------
NET CASH USED IN INVESTING ACTIVITIES                (980)          (542)
                                                  -------        -------


The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        SIX MONTHS
                                                    ENDED DECEMBER 31,
                                                 ------------------------
                                                   1996            1997
                                                 --------        --------
FINANCING ACTIVITIES:
  Issuance of long-term debt                          728             256
  Payments on long-term debt                       (4,782)           (437)
  Payment of dividend on common stock                --              --
                                                 --------        --------
NET CASH USED IN FINANCING ACTIVITIES              (4,054)           (181)
                                                 --------        --------
DECREASE IN CASH AND CASH EQUIVALENTS              (4,020)           (405)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                           11,357           7,644
                                                 --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  7,337        $  7,239
                                                 ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Property and equipment acquired by
    long-term debt                               $    400        $   --
                                                 ========        ========
  Property and equipment acquired by
    accounts payable                             $    217        $     40
                                                 ========        ========
  Property and equipment acquired by
    conversion of other assets                   $    400        $   --
                                                 ========        ========
  Interest paid, net of amount capitalized       $    881        $    903
                                                 ========        ========
  Federal income taxes paid                      $   --          $   --
                                                 ========        ========


The accompanying notes are an integral part of these consolidated ======== financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


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

      The Consolidated Balance Sheet at June 30, 1997 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of December 31, 1997 and the results of operations and cash flows for the three and six months ended December 31, 1997 and 1996 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

      The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries Zante, Inc. ("Zante"), Patrician, Inc. ("Patrician"), Gulfside Casino, Inc. ("GCI"), Artemis, Inc. ("Artemis") and Gulfside Casino Partnership ("GCP") (together the "Company"). Patrician, GCI and Artemis are the sole partners in GCP. Zante, Inc. owns and operates the Sands Regency hotel/casino in Reno, Nevada and GCP owns and operates the Copa Casino in Gulfport, Mississippi.

NOTE 2 - EARNINGS PER SHARE

      The Company adopted Statement of Financial Accounting Standards No. 123- "Earnings Per Share" during the three months ended December 31, 1997. This statement establishes standards for computing and presenting earnings per share and requires restatement of all prior-period earnings per share data presented.

      During the six month periods ended December 31, 1996 and 1997, there were no outstanding convertible securities that would result in dilutive potential common shares and, as such, dilutive earnings per share are not applicable. Options to purchase 354,000 shares of common stock at $1.81 and 16,000 shares at $3.50 were outstanding at December 31, 1997. Such options are not included in the computation of diluted Earnings Per Share because the options' exercise prices were greater than the average market price of common stock for the period. Likewise, the exercise prices for options held during the six months ended December 31, 1996 were greater than the average market price of common stock and are therefore not included in the calculation of diluted Earnings Per Share.

                        THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


NOTE 3 - RECLASSIFICATIONS

      Certain reclassifications have been made to the results of operations for the three and six months ended December 31, 1996 to conform to the presentation for the three and six months ended December 31, 1997.

NOTE 4 - SUBSEQUENT EVENTS

      In January 1998, the Company entered into a nonbinding Letter Agreement with the Company's banks regarding the long-term debt loan agreement for the Sands Regency facility. Subject to a definitive agreement, such Letter Agreement provides for the restructuring of the Company's bank debt on its Reno facility which will include the modification of certain financial covenants and a revised repayment schedule.

      On January 9, 1998, a judgement was issued by the Chancery Court in Harrison County, Mississippi on the lawsuit between Gulfside Casino Partnership and the Mississippi State Port Authority at Gulfport and the Mississippi Department of Economic and Community Development. The judgement declared that the Port's attempt to cancel the Copa's lease was improper and was not justified. The judgement further stated that the Port has no obligation to approve a hotel or the substitution of a gaming vessel at the Copa's lease site which generally eliminates the Copa's damage claims against the Port.

      On February 6, 1998, Gulfside Casino Partnership filed a Notice of Appeal in Chancery Court of Harrison County, Mississippi with respect to the above January 9, 1998 judgement. The appeal will ask the Mississippi Supreme Court to reinstate the Copa's damage claims against the Port including those related to the Port's refusal to allow the construction of a hotel and the substitution of a gaming vessel.

ITEM 2. Management's Discussion and Analysis of

      Financial Condition and Results of Operations.

Results of operations - Three months ended December 31, 1997 compared to three months ended December 31, 1996

      In the three month period ended December 31, 1997, compared to the same three month period in fiscal 1997, revenues increased slightly to $13.4 million from $13.2 million as a result of an increase in revenues at the Sands Regency of $670,000, to $7.7 million. Such increase was partially offset by a decrease in revenues at the Copa Casino of approximately $499,000 to $5.7 million. For the same comparable periods, the loss from operations increased from $1.3 million to $1.4 million. Such increase consists of a decrease in income from operations at the Copa Casino of approximately $794,000, resulting in a loss from operations at the Copa Casino of $499,000. This was offset by an improvement in the loss from operations at the Sands Regency of $679,000 to a loss from operations of $938,000 in the December 1997 quarter.

      The Company had a net loss of $1.3 million, or loss per share of $.28, in the quarter ended December 31, 1997 compared to a net loss of $809,000, or loss per share of $.18, in the quarter ended December 31, 1996. The Sands Regency's portion of the net loss was $810,000 as compared to a net loss of $895,000 in the December 31, 1996 quarter. Such improvement from the Sands Regency was offset by a decline at the Copa Casino. For the current year second quarter, the Copa Casino incurred a net loss of approximately $445,000 as compared to net income in the prior year second quarter of $86,000. The declines in revenues, income (loss) from operations and net income (loss) at the Copa Casino are due to a decline in customers and increased costs, primarilly legal and professional fees. Customer counts have declined as a result of construction on Highway 90 which has significantly impaired access to the Copa Casino. The increase in legal and professional fees is directly related to the litigation between the Copa and the Port. The increases at the Sands Regency are due to an increase in revenue per occupied room and decreased costs and expenses.

      The increase in lodging revenue of $95,000, in the second quarter of fiscal 1998 compared to the same quarter in the prior year, is due to an increase in the Sands Regency's average daily room rate from approximately $24 to $26, an increase of over 7%. For the same comparable periods, hotel occupancy decreased slightly from approximately 78.5% to 77.1%.

      The slight increase in gaming revenue of $11,000, in the December 1997 quarter versus the December 1996 quarter, is a result of an increase in gaming revenue from the Sands Regency of approximately $445,000 and a decrease in gaming revenue from the Copa Casino of approximately $434,000. The increase in gaming revenue in Reno is primarily due to an increase in gaming revenue from hotel guests. Gaming revenue per occupied room increased by over 13% from approximately $61 in the three months ended December 31, 1996 to $69 in the three months ended December 31, 1997. The decrease at the Copa Casino is due to a reduction in the number of customers which the Company attributes, in part, to the curtailment of access to the Copa because of construction on Highway 90. Such construction is scheduled for completion in the spring of 1998.

Results of operations - Three months ended December 31, 1997 compared to three months ended December 31, 1996 (continued)

      The slight increase in gaming costs and expense of $18,000 in the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996, is comprised of an increase from the Copa Casino of approximately $40,000 and a decrease from the Sands Regency of approximately $22,000. The increase in Copa Casino costs and expenses is primarily attributable to added costs and expenses associated with the slot player's club, which commenced in April 1997, of $174,000. This increase was partially offset by a reductions in gaming taxes of $40,000, due to reduced gaming revenue, and in other cost and expense items.

      The increase in food and beverage costs and expense of $188,000 in the second quarter of fiscal 1998, compared to the second quarter of fiscal 1997, is primarily attributable to the Copa Casino. Such increase includes $130,000 in added food costs associated with the buffet restaurant, which has been operated by the Copa Casino since May 1997, and increased other food operating costs and expenses due to recent changes in products being offered and sold to the public.

      The increase in maintenance and utilities costs and expenses of $72,000 is primarily attributable to the Copa Casino and consists principally of costs necessary to remove dredging spoils as a result of maintenance dredging performed under and around the Copa Casino vessel.

      The decrease in general and administrative costs and expenses of $66,000 consists principally of a decrease from the Sands Regency of approximately $115,000 and an increase from the Copa Casino of approximately $28,000. The decrease at the Sands Regency is primarily due to a decrease in advertising and promotional costs and expenses. The increase from the Copa Casino is attributable to an increase in legal and professional costs of $377,000 which was offset by a decrease in advertising and promotional costs of approximately $336,000. The increase in legal and professional costs is related to the legal actions with the State Port of Mississippi at Gulfport. The decrease in advertising and promotional costs is due, in part, to the implementation of the slot player's club which includes various promotional costs that supercede some prior promotional programs.

      The decrease in interest and other income of approximately $377,000 is primarily due to the non-recurrence of a gain on the sale of a non-casino property in Reno in the prior year quarter ended December 31, 1996. The increase in interest and other expense of $135,000 is due to an increase in the interest rate, to prime plus three percent, on the Sands Regency's long-term debt obligation due its banks. Such represents a default rate in accordance with the Company's loan agreement.

Results of operations - First six months of fiscal 1998 compared to 1997

      In the six months ended December 31, 1997, compared to the same six months in fiscal 1997, revenues increased slightly from $28.6 million to $28.9 million as a result of an increase at the Sands Regency of $1.3 million to $17.3 million and a decrease at the Copa Casino of $1.0 million

Results of operations - First six months of fiscal 1998 compared to 1997 (continued)

to $11.6 million. For the same comparable periods, the loss from operations increased from $485,000 to $957,000. Such increase in loss from operations consists of an increase in loss from operations at the Copa Casino of $2.1 million to a loss from operations of $899,000 which was offset by an improvement at the Sands Regency of approximately $1.7 million to a loss from operations of $58,000.

      For the same comparable six month periods, the Company had a net loss of $1.2 million, or loss per share of $.27, compared to a net loss of $505,000, or loss per share of $.11, in the first six months of fiscal 1998. The Sands Regency's portion of the net loss was $410,000 as compared to a net loss of $1.1 million in the December 31, 1996 six months. Such improvement from the Sands Regency was offset by a decline at the Copa Casino. For the first half of the current year, the Copa Casino incurred a net loss of approximately $816,000 as compared to net income in the prior year first half of $587,000. The declines in revenues, income (loss) from operations and net income (loss) at the Copa Casino are due to a decline in customers counts and an increase in legal and professional fees. The decline in customers is due, in part, to the construction on Highway 90 which has significantly impaired access to the Copa Casino. The increase in legal and professional fees is related to the Port litigation. The increases at the Sands Regency are due to an increase in revenue per occupied room and decreased costs and expenses.

      The increase in lodging revenue of $578,000 in the first half of fiscal 1998 compared to the same period in the prior year, is primarily due to an increase in the average daily rate from approximately $29 in the six months ended December 31, 1996 to $33 in the six months ended December 31, 1997, an increase of over 14%. For the same comparable periods, hotel occupancy was constant at approximately 83%.

      The decrease in gaming revenue of $703,000 is a result of a decrease in gaming revenue from the Copa Casino of $1.1 million which was partially offset by an increase in gaming revenue from the Sands Regency of approximately $419,000. The decrease at the Copa Casino is due to a reduction in the number of customers which the Company attributes, in part, to the curtailment of access to the Copa because of construction on Highway 90. This construction is scheduled for completion in the spring of 1998. The increase in gaming revenue in Reno is primarily due to an increase in gaming revenue from hotel guests. Gaming revenue per occupied room increased by over 6% from approximately $62 in the six months ended December 31, 1996 to $66 in the six months ended December 31, 1997.

      The increase in food and beverage revenue of $196,000, in the first half of fiscal 1998 compared to the same period in fiscal 1997, is principally attributable to restaurant revenue at the Sands Regency. Food revenue per occupied room increased from approximately $17 in the first half of fiscal 1997 to $19 in the first half of fiscal 1998. For the same comparable periods, restaurant revenue at the Copa Casino increased by approximately $109,000 which was significantly offset by a decrease in Copa Casino beverage revenue. The increase in the Copa Casino's food revenue is

Results of operations - First six months of fiscal 1998 compared to 1997 (continued)

due to the Copa's operation of a buffet restaurant which was previously operated by a third party through May 1997. The increase in other revenue of $77,000 is in ancillary revenue from the Sands Regency.

      The decrease in complimentary lodging, food and beverage, deducted from revenue, of $95,000 consists primarilly of a decrease in complimentary food provided at the Sands Regency.

      The slight decrease in gaming costs and expense of $24,000 in the six months ended December 31, 1997, compared to the six months ended December 31, 1996, is comprised of an increase from the Copa Casino of approximately $136,000 and a decrease from the Sands Regency of $160,000. The increase in Copa Casino costs and expenses is primarily attributable to added costs and expenses associated with the slot player's club, which was commenced in April 1997, of $339,000. This increase was partially offset by a reduction in gaming taxes due to reduced gaming revenue. The decrease at the Sands Regency is due to an overall decrease in various cost and expense items.

      The increase in food and beverage costs and expense of $505,000 in the first six months of fiscal 1998, compared to the first six months of fiscal 1997, consists of increases at the Copa Casino and Sands Regency, respectively, of $426,000 and $79,000. The increase at the Copa Casino includes $249,000 in added food costs associated with the buffet restaurant, which has been operated by the Copa Casino since May 1997, and increased other food operating costs and expenses due to recent changes in products being offered and sold to the public. The increase at the Sands Regency is primarily due to a decrease in the allocation of complimentary food and beverage costs as gaming costs and expenses.

      The increase in maintenance and utilities costs and expenses of $356,000 is primarily attributable to the Copa Casino and includes an increase in hurricane evacuation expenses of $199,000 as a result of preparedness actions necessary during Hurricane Danny in July 1997. The remaining increase consists principally of costs necessary to remove dredging spoils as a result of maintenance dredging performed under and around the ship.

      The decrease in general and administrative costs and expenses of $200,000 consists principally of a decrease from the Sands Regency of approximately $282,000 and an increase from the Copa Casino of approximately $86,000. The decrease at the Sands Regency is primarily due to a decrease in advertising and promotional costs and expenses. The increase from the Copa Casino is attributable to an increase in legal and professional costs of $717,000 which was partially offset by a decrease in advertising and promotional costs of approximately $595,000. The increase in legal and professional costs is related to the legal actions with the State Port of Mississippi at Gulfport. The decrease in advertising and promotional costs is due, in part, to the implementation of the slot player's club which includes various promotional costs that supercede some prior promotional programs.

Results of operations - First six months of fiscal 1998 compared to 1997 (continued)

      The decrease in interest and other income of approximately $411,000 is primarily due to the non-recurrence of a gain on the sale of a non-casino property in Reno in the six months ended December 31, 1996. The increase in interest and other expense of $134,000 is due to an increase in the interest rate, to prime plus three percent, on the Sands Regency's long-term debt obligation due its banks. Such represents a default rate in accordance with the Company's loan agreement.

Capital resources and liquidity

      In January 1998, the Company entered into a nonbinding Letter Agreement with the Company's banks regarding the Company's noncompliance with certain financial convenants and restructuring the bank debt relative to the Reno operating facilities. Such Letter Agreement is subject to a definitive agreement and is revocable until a definitive agreement is executed. In the event that a definitive agreement is not entered into and the banks accelerate the principal balance, aggregating $11 million, the Company would not be in the financial position to repay the debt in full or on an accelerated basis.

      In Mississippi, Patrician, Inc., the managing partner and owner of a 98.7% interest in Gulfside Casino Partnership, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in November 1997. Joining Gulfside Casino, Inc., Patrician's Chapter 11 filing occured as a result of the
U. S. Bankruptcy Court ruling in October 1997 that Gulfside Casino, Inc.'s ownership interest in Gulfside Casino Partnership is .006% which allows the two former GCI shareholders to pursue further legal actions against Patrician in the Chancery Court. Although the previous rulings of the Chancery Court have been appealed to the Mississippi Supreme Court, these two former GCI shareholders had requested, prior to the Chapter 11 filing, that the Chancery Court take certain actions including the appoinment of a receiver.

      In addition to the above, a judgement was issued by the Chancery Court in Harrison County, Mississippi on January 9, 1998 in the lawsuit between Gulfside Casino Partnership and the Mississippi State Port Authority at Gulfport and Mississippi Department of Economic and Community Development. Such judgement declared that the Port's attempt to cancel the Copa's lease was improper and was not justified. The judgement further declared that the port has no obligation to approve a hotel or the substitution of a gaming vessel at the Copa's lease site which generally eliminates the Copa's damage claims against the Port.

      On February 6, 1998, Gulfside Casino Partnership filed a Notice of Appeal in Chancery Court of Harrison County, Mississippi. The appeal will request the Mississippi Supreme Court to reinstate the Copa's damage claims against the Port including those related to the Port's refusal to allow the construction of a hotel and the substitution of a gaming vessel.

      The outcome of these actions continue to not be subject to reasonable estimation. At December 31, 1997, the book value of the Company's net investment in and advances to (including accrued interest) the Mississippi gaming operation was approximately $1.4 million.

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995

      The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Such statements are identified by the words "anticipates", "believes", "expects", "intends", "future", or words of similiar import. Various important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; adverse outcomes in any of the Company's various material legal proceedings in Mississippi; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the Company's key markets; severe and unusual weather in the Company's key markets and adverse results of significant litigation matters.

                            PART II OTHER INFORMATION



Item 1.  Legal Proceedings.
          NONE

Item 2.  Changes in Securities.
          NONE

Item 3.  Defaults Upon Senior Securities.
          NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Shareholders was held on November 3, 1997 for the following purposes:

1.    Proposal One - The election of the following members of the Board of
Directors:

         Name                         For       Withheld
         ----                         ---       --------
    Jon N. Bengtson                3,312,167    930,897
    David R. Wood                  3,972,245    270,819

      The remaining continuing Directors are Katherene Latham, Pete Cladianos, Jr., Joseph G. Fanelli, Weldon C. Upton and Pete Cladianos III.

      2. Proposal Two - To approve an amendment to the Company's Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent:

                          For        Against     Abstain
                          ---        -------     -------
                       2,583,311     327,241     18,255

Item 5.  Other information.
          NONE

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         10(a) Amendment to the Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated November 4, 1997

         10(b) Amendment to the Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated December 12, 1997

         10(c) (Employment) Agreement, dated December 12, 1997, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent

         27    Financial Data Schedule.

    (b)  Reports on Form 8-K:
          NONE

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                THE SANDS REGENT
                                  (Registrant)





Date: February 12, 1998          By     /S/David R. Wood
                                 -----------------------------------------------
                                 David R. Wood, Executive Vice President
                                 Principal Accounting and Financial Officer

                                  INDEX TO EXHIBITS



                                                                Sequentially
Exhibit                                                           Numbered
Number                                                              Page
-------                                                         ------------

  10(a) Amendment to the Amended and Restated Stock Option
        Plan for Executive and Key Employees of The Sands
        Regent, dated November 4, 1997........................

  10(b) Amendment to the Amended and Restated Stock Option
        Plan for Executive and Key Employees of The Sands
        Regent, dated December 12, 1997.......................

  10(c) (Employment) Agreement, dated December 12, 1997, by
        and between Ferenc B. Szony (as President and Chief
        Executive Officer) and The Sands Regent...............

  27    Financial Data Schedule...............................