Form 10-Q
period 1998-03-31
SANDS REGENT
filed 1998-05-15
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549

                                    FORM 10-Q



   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended March 31,1998 or

   ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ____________ to ____________

   Commission file number   0-14050
                            -------


                                THE SANDS REGENT
--------------------------------------------------------------------------------
               (exact name of registrant as specified in charter)

                  Nevada                                   88-0201135
                  ------                                   ----------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


     345 North Arlington Avenue, Reno, Nevada               89501
--------------------------------------------------------------------------------
     (Address of principal executive offices)             (zip code)


   Registrant's telephone number, including area code    (702) 348-2200
                                                         --------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   On May 12, 1998, the registrant had outstanding 4,498,722 shares of its common stock, $.05 par value.

                        THE SANDS REGENT AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                  Page No.
                                                                  --------
          PART I FINANCIAL INFORMATION

          Item 1.  Financial Statements.                           1 - 6

               Consolidated Statements of Operations                 1

               Consolidated Balance Sheets                         2 - 3

               Consolidated Statements of Cash Flows               4 - 5

               Notes to Interim Consolidated Financial Statements    6

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations.                                     7 - 12

          PART II OTHER INFORMATION

          Item 1.  Legal Proceedings.                               13

          Item 2.  Changes in Securities.                           13

          Item 3.  Defaults Upon Senior Securities.                 13

          Item 4.  Submission of Matters to a Vote of
                   Security Holders.                                13

          Item 5.  Other Information.                               13

          Item 6.  Exhibits and Reports on Form 8-K.                13


          SIGNATURES                                                14

                          PART I FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                      THE SANDS REGENT AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands,                            THREE MONTHS                            NINE MONTHS
 except per share amounts)                        ENDED MARCH 31,                         ENDED MARCH 31,
                                        -------------------------------         -------------------------------
                                           1997                1998                1997                1998
                                        -----------         -----------         -----------         -----------
Operating revenues:
  Gaming                                $    10,330         $    10,963         $    31,491         $    31,421
  Lodging                                     1,631               1,665               5,797               6,409
  Food and beverage                           1,885               2,047               5,853               6,211
  Other                                         362                 405               1,117               1,237
                                        -----------         -----------         -----------         -----------
                                             14,208              15,080              44,258              45,278
Less complimentary lodging, food
  and beverage included above                   732                 765               2,173               2,111
                                        -----------         -----------         -----------         -----------
                                             13,476              14,315              42,085              43,167
                                        -----------         -----------         -----------         -----------
Operating costs and expenses:
  Gaming                                      5,367               5,581              16,261              16,451
  Lodging                                     1,123               1,112               3,701               3,631
  Food and beverage                           1,411               1,749               4,753               5,596
  Other                                         149                 168                 481                 490
  Maintenance and utilities                   1,155               1,278               4,036               4,515
  General and administrative                  3,527               3,468              10,714              10,455
  Depreciation and amortization                 940               1,009               2,820               3,036
                                        -----------         -----------         -----------         -----------
                                             13,672              14,365              42,766              44,174
                                        -----------         -----------         -----------         -----------
Loss from operations                           (196)                (50)               (681)             (1,007)
                                        -----------         -----------         -----------         -----------
Other income (deductions):
  Interest and other income                      53                  44                 691                 271
  Interest and other expense                   (438)               (555)             (1,429)             (1,680)
                                        -----------         -----------         -----------         -----------
                                               (385)               (511)               (738)             (1,409)
                                        -----------         -----------         -----------         -----------
Loss before income taxes                       (581)               (561)             (1,419)             (2,416)

Income tax benefit                             (210)               (182)               (543)               (811)
                                        -----------         -----------         -----------         -----------
Net loss                                $(      371)        $(      379)        $(      876)        $(    1,605)
                                        ===========         ===========         ===========         ===========
Net loss per share                      $(      .08)        $(      .08)        $(      .19)        $(      .36)
                                        ===========         ===========         ===========         ===========
Weighted average shares
  outstanding                             4,498,722           4,498,722           4,498,722           4,498,722
                                        ===========         ===========         ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                JUNE 30,       MARCH 31,
                                                        1997           1998
                                                      -------        -------
                                     ASSETS


 CURRENT ASSETS:
   Cash and cash equivalents                          $ 7,644        $ 9,405
   Short-term investments                                 250            250
   Accounts and notes receivable less allow-
     ance for possible losses of $119 and $126            418            530
   Inventories                                            640            557
   Prepaid federal income taxes                         1,063            538
   Prepaid expenses and other assets                    1,297          1,339
                                                      -------        -------
       Total current assets                            11,312         12,619

 PROPERTY AND EQUIPMENT:
   Land                                                 8,093          8,093
   Buildings, ship and improvements                    45,753         45,693
   Equipment, furniture and fixtures                   24,776         25,403
   Construction in progress                               172            474
                                                      -------        -------
                                                       78,794         79,663
   Less accumulated depreciation
     and amortization                                  31,060         33,742
                                                      -------        -------
                                                       47,734         45,921

 OTHER ASSETS:
   Deferred federal income tax asset                      422            574
   Note receivable                                      1,237             --
   Other                                                  347            282
                                                      -------        -------
                                                        2,006            856
                                                      -------        -------

       Total assets                                   $61,052        $59,396
                                                      =======        =======



   The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands)                              JUNE 30,        MARCH 31,
                                                      1997             1998
                                                    --------         --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                  $  2,712         $  2,829
  Accrued salaries, wages and benefits                 1,816            1,916
  Other accrued expenses                               1,692            1,924
  Deferred federal income tax liability                  240              266
  Current maturities of long-term debt                17,480           17,442
                                                    --------         --------
      Total current liabilities                       23,940           24,377

LONG-TERM DEBT                                         4,658            4,170

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                        --               --
  Common stock, $.05 par value, 20,000,000
    shares authorized, 6,898,722 shares
    issued                                               345              345
  Additional paid-in capital                          13,074           13,074
  Retained earnings                                   41,390           39,785
                                                    --------         --------
                                                      54,809           53,204
  Treasury stock, at cost, 2,400,000 shares          (22,355)         (22,355)
                                                    --------         --------
      Total stockholders' equity                      32,454           30,849
                                                    --------         --------
      Total liabilities and stockholders'
        equity                                      $ 61,052         $ 59,396
                                                    ========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   (Dollars in thousands)                                   NINE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                        1997             1998
                                                       -------          -------
OPERATING ACTIVITIES:
  Net loss                                             $(  876)         $(1,605)
  Adjustments to reconcile net loss
   to net cash provided by
   operating activities:
    Depreciation and amortization                        2,820            3,036
    (Gain) loss on sale of property
      and equipment                                       (314)              57
    (Increase) in accounts and notes
      receivable                                           (30)            (112)
    Decrease in inventories                                135               83
    (Increase) in prepaid expenses
      and other current assets                            (497)             (42)
    Decrease in other assets                               116               57
    Increase (decrease) in accounts
      payable                                             (194)              77
    Increase in accrued expenses                           125              332
    Change in federal income taxes
      payable/receivable                                  (937)             525
    Changes in deferred federal
      income taxes                                         562             (126)
    (Decrease) in other liabilities                        (19)              --
                                                       -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  891            2,282
                                                       -------          -------
INVESTING ACTIVITIES:
  Purchase of short-term investments                       (50)              --
  Payments received on note receivable                       5            1,237
  Additions to property and equipment                   (2,566)          (1,268)
  Proceeds from sale of property and
    equipment                                              476               36
                                                       -------          -------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                  (2,135)               5
                                                       -------          -------



The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

   (Dollars in thousands)                                 NINE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                        1997             1998
                                                      --------         --------
FINANCING ACTIVITIES:
  Issuance of long-term debt                               728              256
  Payments on long-term debt                            (4,979)            (782)
                                                      --------         --------
NET CASH USED IN FINANCING ACTIVITIES                   (4,251)            (526)
                                                      --------         --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      (5,495)           1,761
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                11,357            7,644
                                                      --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $  5,862         $  9,405
                                                      ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Property and equipment acquired by
    term-debt debt                                    $    825               --
                                                      ========         ========
  Property and equipment acquired by
    accounts payable                                  $     49         $     40
                                                      ========         ========
  Property and equipment acquired by
    conversion of other assets                        $    400               --
                                                      ========         ========
  Interest paid, net of amount capitalized            $  1,195         $  1,360
                                                      ========         ========
  Federal income taxes paid                                 --               --
                                                      ========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997


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

      The Consolidated Balance Sheet at June 30, 1997 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of March 31, 1998 and the results of operations and cash flows for the three and nine months ended March 31, 1997 and 1998 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

 NOTE 2 - EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128- "Earnings Per Share" in fiscal 1998. This statement establishes standards for computing and presenting earnings per share and requires restatement of all prior-period earnings per share data presented.

     During the three and nine month periods ended March 31, 1998 and 1997, there were no outstanding convertible securities that would result in dilutive potential common shares and, as such, dilutive earnings per share are not applicable. At March 31, 1998 and 1997, respectively, there were options to purchase 410,000 and 334,000 shares of common stock at prices ranging from $1.81 to $3.50 and $3.50 to $12.63, respectively. Such options are not included in the computation of diluted Earnings Per Share because to do so would have been antidilutive.

 NOTE 3 - RECLASSIFICATIONS

      Certain reclassifications have been made to the results of operations for the three and nine months ended March 31, 1997 to conform to the presentation for the three and nine months ended March 31, 1998.

 ITEM 2.  Management's Discussion and Analysis of

          Financial Condition and Results of Operations.

 Results of operations - Three months ended March 31, 1998 compared to three months ended March 31, 1997

     In the three month period ended March 31, 1998, compared to the same three month period in fiscal 1997, revenues increased to $14.3 million from $13.5 million. This is a result of an increase in revenues at the Sands Regency of $750,000, to $7.7 million, and an increase at the Copa Casino of approximately $100,000 to $6.6 million. For the same comparable periods, the loss from operations improved from a loss of $196,000 in the three months ended March 31, 1997 to a $50,000 loss in the three months ended March 31, 1998. Such increase consists of an improvement in the loss from operations at the Sands Regency of $361,000 to a loss from operations of $561,000 in the March 1998 quarter. This increase was offset by a decrease in income from operations at the Copa Casino of approximately $214,000 to income from operations of approximately $511,000.

     The Company had a net loss of $379,000, or loss per share of $.08, in the quarter ended March 31, 1998 which was the same as in the comparable March 1997 quarter. For the current year third quarter, The Sands Regency incurred a net loss of $605,000 which compared favorably with the fiscal 1997 third quarter net loss of $735,000. Such improvement from the Sands Regency was offset by a decline at the Copa Casino. For the quarter ended March 31, 1998, the Copa Casino realized net income of approximately $226,000 as compared to net income in the prior year third quarter of $364,000. The increases at the Sands Regency are due to an increase in revenue per occupied room. The slight increase in revenue at the Copa Casino is due to an increase in customers and the addition of the buffet restaurant in May 1997. The declines in income from operations and net income at the Copa Casino are due to increased costs including promotional and other costs incurred in order to attract guests as mitigation for the impaired access to the Copa Casino resulting from the ongoing construction on Highway 90.

     The slight increase in lodging revenue of $34,000, in the third quarter of fiscal 1998 compared to the same quarter in the prior year, is due to an increase in the Sands Regency's average daily room rate from approximately $24 to $26, an increase of over 8%. For the same comparable periods, hotel occupancy decreased from approximately 82.2% to 77.4%. Such decrease is partially due to unusually poor weather conditions which adversly affected drive-up business.

     The increase in gaming revenue of $633,000, in the March 1998 quarter versus the March 1997 quarter, is a result of an increase in gaming revenue from the Sands Regency to approximately $4.8 million. Gaming revenue at the Copa Casino remained constant at approximately $6.1 million in both the current and prior year third quarters. The increase in gaming revenue in Reno is primarily due to an increase in gaming revenue from hotel guests. Gaming revenue per occupied room increased by almost 23% from approximately $59 in the three months ended March 31, 1997 to $72 in the three months ended March 31, 1998. At the Copa Casino, gaming revenue per guest declined slightly from approximately $21 in the March 1997 quarter to $20 in the March 1998 quarter.

 Results of operations - Three months ended March 31, 1998 compared to three months ended March 31, 1997 (continued)

      The increase in food and beverage revenue of $162,000, in the quarter ended March 31, 1998, compared to the March 1997 quarter, includes an increase in restaurant revenue at the Sands Regency of approximately $99,000 and an increase at the Copa Casino of $82,000. At the Sands Regency, food revenue per occupied room increased from approximately $16 in the March 1997 quarter to $18 in the March 1998 quarter. The increase in restaurant revenue at the Copa Casino is due to the Copa's operation of a buffet restaurant which was previously operated by a third party through May 1997.

     The increase in gaming costs and expense of $214,000, in the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997, is primarily attributable to the Copa Casino. It is principally composed of added costs and expenses associated with the Copa Casino slot player's club which was commenced in April 1997.

     The increase in food and beverage costs and expense of $338,000, in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997, includes an increase from the Copa Casino of $246,000 and an increase at the Sands Regency of approximately $92,000. The increase at the Copa Casino consists of approximately $112,000 in added food costs associated with the buffet restaurant, which has been operated by the Copa Casino since May 1997, and increased other food operating costs and expenses due to changes in products being offered and sold to the public. The increase at the Sands Regency principally consists of promotional discounts offered on certain restaurant food products.

     The increase in maintenance and utilities costs and expenses of $123,000 is approximately evenly attributable to the Copa Casino and the Sands Regency and is composed of an increase in general maintenance and repair costs.

     The decrease in general and administrative costs and expenses of $59,000 consists principally of a decrease from the Copa Casino of approximately $201,000 and an increase from the Sands Regency of approximately $175,000. The decrease from the Copa Casino consists of a decrease in legal and professional costs of $271,000 which was partially offset by an increase in advertising and promotional costs. This decrease in legal and professional costs is related to the legal actions with the State Port of Mississippi at Gulfport which culminated in a trial in October 1997. The increase at the Sands Regency consists of an increase in various general and administrative costs and expense items.

      The increase in interest and other expense of $117,000 is due to an increase in the interest rate, to prime plus three percent, on the Sands Regency's long-term debt obligation due its banks. Such represents a default rate in accordance with the Company's loan agreement.

 Results of operations - First nine months of fiscal 1998 compared to 1997

     In the nine months ended March 31, 1998, compared to the same nine months in fiscal 1997, revenues increased from $42.1 million to $43.2 million as a result of an increase at the Sands Regency of $2.1 million to $25 million. Such increase was partially offset by a decrease in revenue at the Copa Casino of $1.0 million to $18.2 million. For the same comparable periods, the loss from operations increased from $681,000 to $1.0 million. Such increase in loss from operations consists of an increase at the Copa Casino of $2.3 million, to a loss from operations of $388,000, which was partially offset by an improvement at the Sands Regency of approximately $2.0 million to a loss from operations of $619,000.

     For the same comparable nine month periods, the Company had a net loss of $1.6 million, or loss per share of $.36, compared to a net loss of $876,000, or loss per share of $.19, in the first nine months of fiscal 1997. The Sands Regency's portion of the net loss was $1.0 million which compared favorably to a net loss of $1.8 million in the March 1997 nine months. Such improvement from the Sands Regency was offset by a decline at the Copa Casino. For the first nine months of the current year, the Copa Casino incurred a net loss of approximately $590,000 as compared to net income in the prior year comparable nine months of $1.0 million. The declines in revenues, income (loss) from operations and net income (loss) at the Copa Casino are due to a decline in customer counts and an increase in costs and expenses. The decline in customers is due, in part, to the construction on Highway 90 which has significantly impaired access to the Copa Casino. The increases at the Sands Regency are due to an increase in revenue per occupied room.

      The increase in lodging revenue of $612,000 in the nine months ended March 31, 1998, compared to the same period in the prior year, is primarily due to an increase in the average daily rate from approximately $27 in the first nine months of fiscal 1997 to $31 in the first nine months of fiscal 1998, an increase of almost 15%. For the same comparable periods, hotel occupancy decline slightly from 82.8% to 81.1%.

     The slight decrease in gaming revenue of $70,000 is a result of a decrease in gaming revenue from the Copa Casino of $1.1 million which was partially offset by an increase in gaming revenue from the Sands Regency of approximately $1.0 million. The decrease at the Copa Casino is due to a reduction in the number of customers which the Company attributes, in part, to the curtailment of access to the Copa because of construction on Highway 90. This construction is scheduled for completion in the spring/summer of 1998. The increase in gaming revenue in Reno is primarily due to an increase in gaming revenue from hotel guests. Gaming revenue per occupied room increased by over 11% from approximately $61 in the nine months ended March 31, 1997 to $68 in the nine months ended March 31, 1998.

      The increase in food and beverage revenue of $358,000, in the nine months ended March 31, 1998, compared to the same period in fiscal 1997, includes an increase in restaurant revenue at the Sands Regency of approximately $325,000 and an increase at the Copa Casino of $191,000. At the Sands Regency, food revenue per occupied room increased from approximately $17 in the first nine months of fiscal 1997 to $19 in the first nine months of fiscal 1998. The increase in restaurant revenue at

 Results of operations - First nine months of fiscal 1998 compared to 1997 (continued)

 the Copa Casino, which was partially offset by a decrease in Copa Casino beverage revenue, is due to the Copa's operation of a buffet restaurant which was previously operated by a third party through May 1997.

      The increase in other revenue of $120,000 is in ancillary revenue from the Sands Regency.

     The increase in gaming costs and expense of $190,000 in the nine months ended March 31, 1998, compared to the nine months ended March 31, 1997, is comprised of an increase from the Copa Casino of approximately $340,000 and a decrease from the Sands Regency of $150,000. The increase in Copa Casino costs and expenses is primarily attributable to added costs and expenses associated with the slot player's club, which was commenced in April 1997, of $532,000. This increase was partially offset by a reduction in gaming taxes due to reduced gaming revenue. The decrease at the Sands Regency is generally due to an overall decrease in various cost and expense items.

     The increase in food and beverage costs and expense of $843,000 in the first nine months of fiscal 1998, compared to the first nine months of fiscal 1997, consists of increases at the Copa Casino and Sands Regency, respectively, of $651,000 and $192,000. The increase at the Copa Casino includes $361,000 in added food costs associated with the buffet restaurant, which has been operated by the Copa Casino since May 1997, and increased other food operating costs and expenses due to changes in products being offered and sold to the public. The increase at the Sands Regency consists of promotional discounts offered on certain restaurant food products of approximately $210,000 and a decrease in the allocation of complimentary food and beverage costs as gaming costs and expenses.

     The increase in maintenance and utilities costs and expenses of $479,000 is primarily attributable to the Copa Casino. It includes an increase in hurricane evacuation expenses of $199,000 as a result of preparedness actions necessary during Hurricane Danny in July 1997, the cost of removing dredging spoils of $110,000 as a result of maintenance dredging performed under and around the ship and an increase in other maintenance and repair costs.

     The decrease in general and administrative costs and expenses of $259,000 in the nine months ended March 1998, compared to the nine months ended March 1997, consists principally of decreases from the Sands Regency and the Copa Casino of approximately $107,000 and $115,000, respectively. The decrease at the Sands Regency is primarily due to a decrease in advertising and promotional costs and expenses. The decrease from the Copa Casino is attributable to a decrease in advertising and promotional costs of approximately $506,000 which was partially offset by an increase in legal and professional costs of $445,000. The decrease in advertising and promotional costs is due, in part, to the implementation of the slot player's club which includes various promotional costs that supercede some prior promotional programs. The increase in legal and professional costs is related to the legal actions with the State Port of Mississippi at Gulfport which culminated in a trial in October 1997.

 Results of operations - First nine months of fiscal 1998 compared to 1997 (continued)

      The decrease in interest and other income of approximately $420,000 is primarily due to the non-recurrence of a gain on the sale of a non-casino property in Reno in the nine months ended March 31, 1997. The increase in interest and other expense of $251,000 is due to an increase in the interest rate, to prime plus three percent, on the Sands Regency's long-term debt obligation due its banks. Such represents a default rate in accordance with the Company's loan agreement.

      The effective income tax rate differs from the statutory rate, in the prior year nine month period, as a result of one-time differences including tax-free interest income and deductable tax credits.

 Capital resources and liquidity

     In January 1998, the Company entered into a nonbinding Letter Agreement with the Company's banks regarding the Company's noncompliance with certain financial convenants and restructuring the bank debt relative to the Reno operating facilities. Such Letter Agreement is subject to a definitive agreement, which is presently being negotiated, and is revocable until a definitive agreement is executed. In the event that a definitive agreement is not entered into and the banks accelerate the principal balance, aggregating $11 million, the Company would not be in the financial position to repay the debt in full or on an accelerated basis.

     In Mississippi, various legal proceedings are pending, related to legal actions undertaken by the two former GCI shareholders, including the Patrician, Inc. and GCI bankruptcy matters, the appeal to the Mississippi Supreme Court of previous rulings by the Chancery Court and the Federal lawsuit against The Sands Regent and certain Officers and Directors of The Sands Regent, Patrician and GCI. Also pending is the appeal of the judgement issued by the Chancery Court in Harrison County, Mississippi in the lawsuit between Gulfside Casino Partnership and the Mississippi State Port Authority at Gulfport and Mississippi Department of Economic and Community Development.

     The outcome of these actions continue to not be subject to reasonable estimation. At March 31, 1998, the book value of the Company's net investment in and advances to (including accrued interest) the Mississippi gaming operation was approximately $1.7 million.

 Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
 Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Such statements are identified by the words "anticipates", "believes", "expects", "intends", "future", or words of similar import. Various important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, the following: increased competition in existing markets or the

 Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 (continued)

 opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company's gaming licenses; adverse outcomes in any of the Company's various material legal proceedings in Mississippi; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the Company's key markets; severe and unusual weather in the Company's key markets and adverse results of significant litigation matters.

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

          NONE

    (b)   Reports on Form 8-K:

          NONE

 SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   THE SANDS REGENT
                                     (Registrant)



 Date: May 12, 1998           By   /s/ David R. Wood
                                   -------------------------------------------
                                   David R. Wood, Executive Vice President and
                                   Principal Accounting and Financial Officer

                                INDEX TO EXHIBITS



                                                          Sequentially
    Exhibit                                                 Numbered
     Number                                                   Page
    -------                                               ------------
       27    Financial Data Schedule....................
