Form 10-K
period 1998-06-30
SANDS REGENT
filed 1998-09-28
CIK 753899

================================================================================

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

                              --------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.05 PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    The aggregate market value of the Registrant's $.05 par value Common Stock held by non-affiliates of the Registrant on September 23, 1998 was $2,701,764. The aggregate market value is computed with reference to the average price per share on such date.

    Registrant's Common Stock outstanding at September 23, 1998 was 4,498,722 shares.

    Portions of Registrant's 1997 Annual Report to the Shareholders are incorporated into Part II as set forth herein. Portions of Registrant's definitive Proxy Statement for its November 2, 1998 Annual Meeting of Shareholders are incorporated into Part III as set forth herein.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL
                                   THE COMPANY

    The Company, through a wholly-owned subsidiary, Zante, Inc. ("Zante"), owns and operates the Sands Regency hotel/casino in downtown Reno, Nevada. The Company, through three wholly-owned subsidiaries, Patrician, Inc. ("Patrician"), Gulfside Casino, Inc. ("GCI") and Artemis, Inc., ("Artemis"), owns Gulfside Casino Partnership (the "Partnership"), which owns the Copa Casino, a dockside gaming vessel located in Gulfport, Mississippi. GCI, Patrician and Artemis own
 .006%, 98.744% and 1.25%, respectively, of the Partnership. Gaming operations for the Copa Casino commenced in September 1993.

    Reno, Nevada. The Sands Regency hotel/casino has approximately 27,000 square feet of gaming space and 938 hotel rooms, including 32 suites of various sizes. The complex also includes three restaurants, a coffee house/deli-style restaurant, a "Pizza Hut", and an "Arby's" restaurant, and an "Orange Julius" operated by third parties. The facilities also include three cocktail lounges, a gift shop, a beauty/barber shop and a liquor store, each operated by third parties, a video arcade, a health club, a swimming pool and almost 12,000 square feet of convention and meeting space which can seat up to 950 people. The Company maintains six parking areas on its main hotel/casino property and adjacent to it, including two parking garages, with a total combined capacity for approximately 1,000 vehicles. Although the Company offers, on a very limited basis, complimentary hotel accommodations to select customers, no group arrangements known as "junkets" are conducted.

    The average room occupancy for fiscal 1998 was 83.3% compared to 84.4% for 1997. The hotel's average room rate for the current fiscal year was approximately $31.00 as compared to $29.00 in the prior fiscal year.

    As of September 21, 1998, the casino offered 20 table games, including 14 blackjack tables, 1 craps table, and 2 roulette tables, 2 let it ride tables and 1 three-card poker table; 2 keno games and approximately 700 slot machines. In connection with the supervision of its gaming activities, the Company's policies include stringent controls, cross-checks and recording of all receipts and disbursements.

    The Company's Reno, Nevada operations are conducted 24 hours a day, every day of the year. The primary source of revenues and income to the Company is its gaming activities, although the hotel, bars, shops, restaurants and other services are an important adjunct to the gaming activities. The Company's operating and marketing philosophy emphasizes high volume business, offering large, attractive hotel rooms at reasonable prices to travel group wholesalers, primarily from Western Canada, the Pacific Northwest and Northern California. Gaming accounted for approximately 54% of the Company's revenues in fiscal 1998 and approximately 73% of the gaming revenues were generated by slot machines. The Company generally does not extend credit to its gaming customers.

    The Company has concentrated its resources on renovating and improving existing Reno facilities and services. Future expansion plans will be considered based upon future market conditions and the need to add hotel rooms and other major facilities.

    Gulfport, Mississippi. The Copa Casino is a permanently moored 500-foot former cruise ship located in Gulfport, Mississippi. Mississippi, which legalized casino gaming in September 1991, allows for 24-hour gaming on riverboats or other floating vessels located on or adjacent to approved navigable waterways. Such floating facilities need not cruise into the waterways and, as such, become permanently moored as dockside gaming facilities. Gulfport is a deep-water port located on U.S. Highway 90 on the Mississippi gulf coast. A population of approximately 2.5 million resides within a 100-mile radius, including New Orleans, Louisiana and Mobile, Alabama. Interstate Highway 10, which is the main thoroughfare between Mobile and New Orleans, lies approximately 10 miles to the north of the port area. The Gulfport-Biloxi metropolitan area has almost 9,000 hotel and motel rooms located in the immediate Gulfport-Biloxi area.

    The Copa Casino consists of approximately 24,000 square feet of casino space located on two decks. As of September 21, 1998, the Copa offered approximately 785 slot machines and 22 table games, including 1 craps table, 2 roulette tables, 16 blackjack tables, 1 caribbean stud table, 1 three-card poker table and 1 Spanish 21 table. In addition, the facility also includes 4 cocktail lounges/bars, a deli-style restaurant, a gift shop and various other ancillary services and facilities. The deck below the two casino decks contains a surveillance area, a vault, count rooms and security and various operations and administrative offices. An additional three decks on the ship are available for future expansion of gaming and dining facilities.

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


MARKETING

    Reno, Nevada. Traditionally, the central component of the Company's marketing philosophy has been to utilize travel wholesalers to attract group and air wholesale business to the hotel/casino. This philosophy is based on offering attractive, well-furnished, large hotel accommodations and quality food and beverages at prices slightly lower than those of most major hotel/casinos in Reno. This strategy has proven to be successful and will continue to be one of the Company's primary focuses in the future. However, because of the significant increase in the number of Reno area hotel rooms in the last several years and increased competition from other gaming venues, competition for wholesale business has intensified. This has resulted in, by necessity, the Sands Regency developing other areas for revenue generating opportunities.

    In the past year, the Sands Regency has developed a more comprehensive casino marketing program with an emphasis on guest retention, data base marketing and an increase in advertising awareness. In addition, programs are being developed to attract business segments that had previously been largely untapped, such as locals and residents of Northern California, particularly the Sacramento metropolitan area.

    The Company's player tracking system is instrumental in the data base marketing efforts and in guest recognition. This system allows the casino marketing efforts to more effectively identify good customers and develop special events, programs and activities that appeal to them. An aggressive promotion and player events schedule has also been implemented to allow the Sands Regency to retain guests for longer periods of time and generate incremental visits.

    The Company will also continue to use a flexible approach to pricing its rooms which is designed to maximize occupancy levels. Hotel rooms are offered at discount prices to travel wholesalers, as much as six months in advance of arrival, for block sales of rooms used in travel packages. This is particularly important to the Company because of the impact of hotel occupancy on the level of gaming activity. The Company is particularly dependent upon group business from November through February because of the seasonal decline in other sources of business. During these months, a substantial amount of the Sands Regency's hotel capacity is normally prebooked 30 to 180 days in advance on a cancellable basis.

    Significant group and air wholesale market areas continue to include Western Canada, the Pacific Northwest and Northern California. The Company continues to expand its marketing areas by adding additional air wholesalers and has been successful in obtaining wholesale business in Central Canada, the Midwest, Southwest and Southern California.

    The Sands Regency is the lead hotel/casino in the Reno area for several major travel wholesalers who serve major cities in the West, Midwest and Southwest United States and in Western and Central Canada. Group and air wholesale business accounted for approximately 61% of the hotel's occupancy in fiscal 1998 compared to 62% in fiscal 1997.

    In addition to the group and air wholesale business, the Company aggressively packages and markets convention and military reunion business which require 300 rooms or less. Other travel package arrangements are also promoted which are geared toward individual travelers.

    The Sands Regency will continue to rely on advertising by travel wholesalers in their markets. However, an increase in advertising efforts, in both the local market and selected feeder markets, such as Northern California, is important to the Sands Regency's long-term success. The Sands Regency has recently increased local and out-of-market advertising expenditures including radio, billboard, and print advertising. During periods of time when group business operates at reduced levels, the Company will also continue to utilize print advertising in its major market areas, with an emphasis on room rates, to attract individual customers. These efforts will continue into the future as the Sands Regency strives to strengthen its position in the Reno market.

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

    The Company has also pursued marketing efforts toward developing group business, primarily bus charters and hotel promotional programs to entice visits from hotel/motel guests staying in the many non-casino hotel/motel rooms in the local area. The Company has been successful in attracting bus charters from various areas within a 500-mile radius including Atlanta, Georgia and Florida.

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


COMPETITION

    Reno, Nevada. The Company competes in the greater Reno area with approximately sixteen major casinos and hotel/casinos, some of which are larger than the Sands Regency. In addition, there are numerous other smaller casinos in the greater Reno area. The Company competes for its customers based upon gaming activities, room rates, room size and quality of rooms, food, beverages and location. Competitors of the Company have received governmental approval to construct an additional 3,700 hotel rooms, of which approximately 600 are presently under construction. Such governmental approval does not provide assurance that all of these rooms will be built. If construction is completed on all hotel rooms presently under construction or approved for construction, the hotel room capacity in the greater Reno area will increase by approximately an additional 22%. In the event all approved hotel rooms are built, and depending on the time frames during which they are completed, management of the Company believes that this added capacity may have an adverse effect on operations of the Company.

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

    Gulfport, Mississippi. The Company's operations on the Gulf Coast of Mississippi are in competition with numerous gaming operations currently established or to be established on vessels or barges moored on the Gulf Coast of Mississippi, and on boats or barges cruising or moored on the Mississippi River. Currently there are ten dockside gaming facilities, excluding the Company, operating along the Gulf Coast of Mississippi, including one in Bay Saint Louis, one in Gulfport and eight in Biloxi. There is also one gaming facility presently under construction on the Gulf Coast which is expected to be completed in the Spring 1999.

    Along the Mississippi River, there are presently eighteen Mississippi dockside casino facilities; one in Natchez, four in Vicksburg, three in Greenville, one near Lula and nine in Tunica. There is one additional proposed casino operation to be located along the Mississippi River in Vicksburg which has been granted a gaming license and other proposed casinos which are presently involved in litigation regarding proposed locations. There is also one casino currently in operation on an Indian reservation near Philadelphia, Mississippi.

    In addition to the above, there are also several other proposed Mississippi casino operations along the Mississippi River and the Gulf Coast. Requiring both site approval and gaming licenses, such proposed operations are at various stages in the developmental process without assurances that development and operation will occur.

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


EMPLOYEES

    At June 30, 1998, the Company employed 896 people at the Sands Regency in Reno, Nevada, including 88 salaried employees and 808 hourly employees. The Copa Casino employed 478 people, including 55 salaried employees and 423 hourly employees. None of the Company's employees is represented by a union. The Company has not experienced any work stoppages or other significant labor problems and management considers its labor relations to be good.


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

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

         The Company's Reno hotel/casino property is subject to aggregate encumbrances of approximately $10.8 million as of June 30, 1998.

         Gulfport, Mississippi. The Copa Casino gaming facilities are located on two decks of a 500 foot cruise ship owned by Gulfside Casino Partnership. These two decks also include four cocktail lounges/bars, a deli-style restaurant and a gift shop. The deck below the two casino decks contains a surveillance area, a vault, count rooms, security and various operations and administrative offices. An additional three decks on the ship are available for future expansion of gaming and dining facilities. The engines for such cruise ship are disabled. All gaming activities are conducted while moored dockside.

         The Copa Casino is permanently moored dockside at a location known as the "Horseshoe Site." Such site, which is leased from the Mississippi Department of Economic and Community Development ("MDECD") and the Mississippi State Port Authority at Gulfport ("Port"), is between the East and West Piers of the Mississippi State Port in Gulfport, Mississippi. This location, which includes
8.3 acres of land-based facilities, will accommodate surface parking for approximately 840 vehicles. The leased facilities also include a docking structure which accommodates the Copa Casino ship and will allow for mooring of additional vessels. The docking structure also includes a four-lane roadway and a pedestrian walk which provides access to the Copa Casino entrance.

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

         The lease provides for an annual rental of $511,000 (the "Minimum Rental") plus five percent (5%) of the gross annual gaming revenues over $25,000,000 (the "Percentage Rental"). In addition to the Minimum Rental and Percentage Rental set forth above, the Partnership is also required to pay, monthly, 3% of the gross monthly revenues on all activities other than gaming (the "Additional Percentage Rent"). The Minimum Rental is to be paid in advance, in equal monthly installments of $42,542 on the first day of every month during the lease year. For each month, the Percentage Rental and the Additional Percentage Rental must be calculated and the amounts due, if any, are to be paid on or before the 10th day of the following month.

         The lease also provides that the MDECD and Port shall have the right to cancel the lease after the expiration of the initial term for reason of Port expansion of its own facilities to handle expanded shipping and related commerce activities, unrelated to any business or enterprise which may compete with the Copa Casino operation, upon giving 12 months written notice to the Copa Casino. Should it be necessary for MDECD and the Port to exercise its right to cancel the lease, MDECD and the Port shall use their best efforts to obtain an alternative site on the Port properties for the relocation of the Copa Casino. The Copa Casino shall also have a right of first refusal for any location that is determined not to interfere with normal Port operations.

         In July 1996, Copa Casino was notified by the MDECD and the Port that the Copa Casino lease would be canceled and terminated at the end of the initial lease term in October 1999 because the Copa Casino's leased site was needed by the Port to accommodate a purported expansion of Port facilities. Such notice of cancellation and termination was ruled to be invalid and was voided by a January 1998 judgment in Chancery Court of Harrison County, Mississippi as further described in Item 3. Legal Proceedings. If the Copa Casino is subsequently required to vacate its existing site and no suitable replacement sites can be found, the Company's results of operations could be materially adversely affected.


ITEM 3.  LEGAL PROCEEDINGS

GCI MATTER

         In December 1994, a lawsuit was filed by Terry W. Green and Joel R. Carter, Sr. ("Green and Carter") in the Chancery Court of Harrison County, Mississippi, First Judicial District against GCI because of GCI's failure to make payments on promissory note obligations of GCI to Green and Carter. These note obligations, in the aggregate amount of $6 million, plus interest, are secured by a pledge of GCI's partnership interest in GCP. Although these promissory notes and the accrued interest thereon are obligations of GCI, they are reflected as current liabilities in the Company's Consolidated Balance Sheets at June 30, 1998 and 1997 upon consolidation. These promissory notes were owed by GCI when the Company purchased GCI in February 1994 and have not been assumed or guaranteed by the Company.

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

         The effect of the July 1996 judgment was that Green and Carter are secured by GCI's pre-amendment, pre-capital call 60% ownership interest in GCP. The fact that the partnership amendments which provided or allowed for the change in partner ownership interests were found to be valid in a June 1996 arbitration award between Patrician and GCI was ruled as inconsequential relative to Green and Carter. GCI subsequently filed a motion for reconsideration of the judgment with the Chancery Court, which was unsuccessful.

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

    To date, the required monthly reports have been made which report that no monies are available for distribution by GCP and that no monies have been distributed by GCP. Such reports were discontinued, by agreement, in March 1998, in connection with the settlement negotiations discussed below.

    GCI, GCP and Patrician, as joined parties to such lawsuit, have filed an appeal with the Mississippi Supreme Court because it is the Company's belief that the Chancery Court's rulings are incorrect and not supported by the facts or the law. A hearing was scheduled in July 1998 and it was agreed, immediately before such hearing was to take place, that briefs were to be submitted in lieu of a hearing because of ongoing settlement negotiations discussed below.

    On January 31, 1997, GCI filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Southern District of Mississippi, Southern Division. A Disclosure Statement with related Plan of Reorganization was filed. A hearing for confirmation has not been scheduled.

    In February 1997, Carter and Green also each filed separate lawsuits in U.
S. District Court for the Southern District of Mississippi, Biloxi Division, against The Sands Regent and certain officers and directors of The Sands Regent and GCI. Such lawsuits allege breach of various common law duties and contractual interference by the defendants and seek compensatory and punitive damages. Such actions are presently stayed pending settlement negotiations described below. Nonetheless, management, and the individual defendants, believe these legal actions to be without merit and will vigorously defend them.

    In October 1997, the United States Bankruptcy Court ruled that GCI's ownership interest in GCP was .006% and that the automatic stay provisions of the Bankruptcy code only applied as to this .006% interest. The Bankruptcy Court further held that a May 1997 partnership amendment to restore GCI's ownership interest in the Company to the original 60%, undertaken in order to resolve the GCI ownership/security dilemma created by the Chancery Court judgment and to facilitate a resolution of the Chancery Court proceeding by and through the Chapter 11 reorganization of GCI, was ineffective and void.

    In November 1997, as a result of the above Bankruptcy Court ruling, Patrician, holder of the 98.744% interest in GCP, also filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Southern District of Mississippi, Southern Division. This action was deemed necessary in order to protect the 59.994% ownership interest in GCP which was initially owned by GCI and which is now part of the interest held by Patrician. A Disclosure Statement and Plan of Reorganization for Patrician have not yet been filed.

    Settlement negotiations are presently underway between Green and Carter, the Company, GCI, Patrician, Artemis and GCP. As a result of such discussions, all court actions have been stayed including in Chancery Court, United States Bankruptcy Court and United States District Court.


PORT MATTER

    On January 8, 1998, a judgment was rendered in the Chancery Court of Harrison County, Mississippi lawsuit between GCP and the MDECD and the Port. The Chancery Court ruled in favor of GCP in denying the Port's efforts to terminate the lease at the end of the primary term in October 1999. The Court ruled adverse to GCP in declaring that the Port was not obligated to approve the construction of a hotel requested by GCP or approve GCP's request to substitute another gaming vessel for the present gaming vessel. Damages sought by GCP in connection with such refusals to approve a hotel or the substitution of a gaming vessel, and for other claims, were also denied.

    On February 6, 1998, GCP filed a Notice of Appeal with the Chancery Court to appeal to the Mississippi Supreme Court certain of the Court's rulings adverse to GCP. Specifically, GCP's appeal included appealing the Court's rulings denying the Port's obligations to reasonably approve a hotel and the substitution of a gaming vessel and the court's ruling denying damages. MDECD and the Port have filed a Notice of Cross-Appeal, claiming that the Chancery Court's ruling disallowing the termination of the lease was incorrect. Appropriate appeal briefs are to be filed with the Mississippi Supreme Court in accordance with a briefing schedule which has not been determined.

    Management believes that the outcome of this appeal is not presently predictable or subject to reasonable estimation.


OTHER

    GCP is a defendant in a wrongful termination action filed by Mary Ann Ackerman, a former employee of GCP, in the United States District Court of the Southern District of Mississippi, Southern Division. Such lawsuit seeks damages in the amount of $650,000, for alleged violation of the Family Medical Leave Act. Management believes the lawsuit is without merit and will vigorously defend against it. The likelihood of an unfavorable outcome is uncertain and a potential range of losses is not subject to reasonable estimation.

    The Company is also a party to various other legal actions, proceedings and pending claims arising in the normal course of its business. Management does not expect the outcome of these claims or suits to have a material adverse effect on the Company's financial position or results of future operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1998.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS


    The Common Stock of the Company is traded in the Nasdaq National Market under the symbol "SNDS." The Company recently received notification that its listing will be discontinued in the event the market value of the Company's Common Stock does not exceed $5.0 million for ten consecutive trading days on or before October 19, 1998. If such occurs, the Company will seek listing on the Nasdaq SmallCap Market. The following table sets forth the range of high and low closing sales prices as reported by Nasdaq.

          FOR THE YEARS ENDED JUNE 30,

                                                     HIGH              LOW
                                                     ----              ---
1997
 First Quarter............................          $ 5.13             $3.13
 Second Quarter...........................            3.75              2.63
 Third Quarter............................            3.13              2.50
 Fourth Quarter...........................            3.50              1.63

1998
 First Quarter............................           $3.00            $ 1.94
 Second Quarter...........................            2.50              1.63
 Third Quarter............................            2.63              1.56
 Fourth Quarter...........................            2.64              1.63


-----------

       The declaration and payment of dividends in the future, if any, will be determined by the Board of Directors in light of the conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

       As of September 23, 1998, the Company had 157 shareholders of record and in excess of 400 beneficial shareholders.


ITEM 6. SELECTED FINANCIAL DATA

       There is hereby incorporated by reference the information appearing under the caption "The Sands Regent - Selected Financial Data" in the Company's 1998 Annual Report, filed as Exhibit 13 to this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       There is hereby incorporated by reference the information appearing under the caption "The Sands Regent - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report, filed as Exhibit 13 to this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       There is hereby incorporated by reference the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report, filed as Exhibit 13 to this Form 10-K. Reference is made to the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 14(a)(1) hereof.

       With the exception of the aforementioned information and the information in Items 6 and 7, the Company's 1998 Annual Report is not deemed filed as part of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       There is hereby incorporated by reference the information appearing under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 2, 1998, filed or to be filed with the Securities and Exchange Commission.


ITEM 11. EXECUTIVE COMPENSATION

       There is hereby incorporated by reference the information appearing under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 2, 1998, filed or to be filed with the Securities and Exchange Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       There is hereby incorporated by reference the information appearing under the captions "Principal Shareholders" and "Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 2, 1998, filed or to be filed with the Securities and Exchange Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       There is hereby incorporated by reference the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 2, 1998, filed or to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS.

            Included in Part II of this Report:

              Independent Auditors' Report

              Consolidated Balance Sheets -- June 30, 1998 and 1997

              Consolidated Statements of Operations -- Years Ended June 30, 1998, 1997 and 1996

              Consolidated Statements of Stockholders' Equity -- Years Ended June 30, 1998, 1997 and 1996

              Consolidated Statements of Cash Flows -- Years Ended June 30, 1998, 1997 and 1996

              Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES.

            Included in Part IV of this Report:

              As of and for the Years Ended June 30, 1998, 1997 and 1996:

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

           10(b) Amendment to the Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated
                      November 4, 1997 (Exhibit 10(a) to the Company's Form 10-Q for the quarter ended December 31, 1997).*

           10(c) Amendment to the Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated
                      December 12, 1997 (Exhibit 10(b) to the Company's Form
                      10-Q for the quarter ended December 31, 1997).*

           10(d) Non-Qualified Stock Option Agreement, dated May 11, 1998, by and between Louis J. Phillips and The Sands Regent.**

           10(e)      Deferred Compensation Plan for Directors of the Company
                      (Exhibit 10(e) to the Company's Registration Statement
                      (Registration No. 2-93453) on Form S-1).*


           10(f) Form of Indemnity Agreement for Directors and Officers of the Company (Exhibit 10(f) to the Company's Form 10-K for the fiscal year ended June 30, 1988).*

           10(g)      Amended and Restated Loan Agreement, dated January 31,
                      1998, by and between Wells Fargo Bank, National
                      Association, The Sumitomo Bank, Limited and Zante, Inc.;
                      and the related Amended and Restated Term Promissory Note;
                      Amended and Restated Guaranty of Loan (by The Sands
                      Regent); First Amendment to Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents (on the hotel/casino properties); Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents (on non-hotel/casino properties); and Pledge and Assignment.**

           10(h)      International Swap Dealers Association, Inc. Master
                      Agreement for interest rate swap, dated March 23,1994, by and between First Interstate Bank of Nevada N.A. and
                      Zante, Inc., and the related Guarantee by The Sands Regent and Letter Agreement of Confirmation (Exhibit 10(f) to the
                      Company's Form 10-K for the fiscal year ended June 30,
                      1994).*

           10(i)      General Partnership Agreement, effective as of December
                      31, 1992, between Gulfside Casino, Inc. and Patrician,
                      Inc. (a wholly-owned subsidiary of the Sands Regent)
                      (Exhibit 10(a) to the Company's Form 10-Q for the Quarter ended March 31, 1993).*

           10(j)      First Amendment to Gulfside Casino, a Mississippi General
                      Partnership, General Partnership Agreement, dated April
                      15, 1994, between Gulfside Casino, Inc. and Patrician,
                      Inc. (both wholly owned subsidiaries of The Sands Regent)
                      (Exhibit 10(a) to the Company's Form 10-Q for the Quarter ended March 31, 1994).*

           10(k)      Second Amendment to Gulfside Casino, a Mississippi General
                      Partnership, General Partnership Agreement, dated December
                      9, 1994, between Gulfside Casino, Inc. and Patrician,
                      Inc., (both wholly-owned subsidiaries of The Sands
                      Regent)(Exhibit 10(a) to the Company's Form 10-Q for the
                      Quarter ended December 31, 1994).*

           10(l)      Gulfside Casino, Inc. Settlement Agreement, dated August
                      20, 1993, by and between Gulfside Casino, Inc., a
                      Mississippi Corporation, and Joel R. Carter, Sr. and Terry
                      Green (Exhibit 10(j) to the Company's Form 10-K for the year ended June 30,1994).*

           10(m) Settlement Agreement dated November 2, 1984, by and between Hughes Properties, Inc., and Zante, Inc. (Exhibit
                      10(u) to the Company's Registration Statement
                      (Registration No. 2-93453) on Form S-1).*

           10(n) Franchise Agreement dated October 9, 1986 and as amended on October 9, 1986, by and between Roma Corporation and Zante, Inc. (Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended June 30, 1987).*

           10(o)      Agreement, dated as of January 2, 1995, between David R.
                      Wood and The Sands Regent (Exhibit 10(n) to the Company's
                      Form 10-K for the fiscal year ended June 30, 1995).*

           10(p) (Employment) Agreement, dated December 12, 1997, by and between Ferenc B. Szony (as President and Chief Executive
                      Officer) and The Sands Regent (Exhibit 10(c) to the
                      Company's Form 10-Q for the quarter ended December 31,
                      1997).*


           10(q) Lease Agreement by and between the Mississippi Department of Economic and Community Development and the Mississippi
                      State Port Authority at Gulfport and Gulfside Casino,
                      Inc., dated August 20, 1992 (Exhibit 10(o) to the
                      Company's Form 10-K for the fiscal year ended June 30,
                      1996).*

           10(r) Amendment to Lease and Approval of Stock Purchase by and between the Mississippi Department of Economic and Community Development and the Mississippi State Port
                      Authority at Gulfport and Gulfside Casino, Inc., dated
                      October 28, 1992 (Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended June 30, 1996).*

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

           13         1998 Annual Report to Shareholders.**

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

           27         Financial Data Schedule.**


               -------------------------------

           *          Incorporated by reference

           **         Filed herewith

(b)    REPORTS ON FORM 8-K.

       The Company did not file any reports on Form 8-K during the last quarter of fiscal 1998.

(c)    INDEX TO EXHIBITS.

(d)    FINANCIAL STATEMENT SCHEDULES.

       Financial statement schedules required by Regulation S-X are excluded from the 1998 Annual Report to the Shareholders by Rule 14a-3(b)(1). See
       Schedule II to the Financial Statements appearing under Item 14(a)(2) hereof.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE SANDS REGENT

Date:  September 24, 1998               By:    FERENC B. SZONY
                                           -------------------------------------
                                           Ferenc B. Szony, President
                                           and Chief Executive Officer

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

SIGNATURE                                                CAPACITY                                   DATE
---------                                                --------                                   ----

FERENC B. SZONY                                   President (Chief                            September 24, 1998
---------------------------                       Executive Officer)
Ferenc B. Szony                                   and Director


KATHERENE  LATHAM                                 Chairman of the                             September 24, 1998
---------------------------                       Board of Directors
Katherene Latham


                                                  Vice Chairman of the                        September 24, 1998
---------------------------                       Board of Directors
Pete Cladianos, Jr.


DAVID R. WOOD                                     Executive Vice President,                   September 24, 1998
---------------------------                       Treasurer, Chief Financial and
David R. Wood                                     Accounting Officer and Director


PETE CLADIANOS III                                Executive Vice President,                   September 24, 1998
---------------------------                       Secretary and Director
Pete Cladianos III


JON N. BENGTSON                                   Director                                    September 24, 1998
---------------------------
Jon N. Bengtson


LOUIS J. PHILLIPS                                 Director                                    September 24, 1998
---------------------------
Louis J. Phillips


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Sands Regent:

We have audited the consolidated financial statements of The Sands Regent and subsidiaries as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated September 2, 1998. Such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Sands Regent and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Reno, Nevada
September 2, 1998

                                The Sands Regent
                                   Schedule II
                        Valuation and Qualifying Accounts
                                 (in thousands)

                                                                   Additions
                                                    Balance at     Charged to
                                                    Beginning      Costs and      Balance at
            Description                              of Year        Expenses      Deductions(1)   End of Year
            -----------                              -------        --------      -------------   -----------

Allowance for Doubtful Accounts Receivable:

   Year ended June 30, 1998 ...............          $ 119          $ 143          $(190)          $  72

   Year ended June 30, 1997 ...............            107            103            (91)            119

   Year ended June 30, 1996 ...............            147            136           (176)            107




---------------


(1)    Write-offs of uncollectible accounts receivable, net of recoveries

                                INDEX TO EXHIBITS


                                                                                                           SEQUENTIALLY
EXHIBIT                                                                                                      NUMBERED
NUMBER                                                                                                        PAGE



10(d)          Non-Qualified Stock Option Agreement, dated May 11, 1998, by and between Louis J. Phillips and The Sands Regent........................................

10(g)          Amended and Restated Loan Agreement, dated January 31, 1998, by and between Wells Fargo Bank, National Association, The
               Sumitomo Bank, Limited and Zante, Inc.; and the related Amended and Restated Term Promissory Note; Amended and Restated
               Guaranty of Loan (by The Sands Regent); First Amendment to
               Deed of Trust, Fixture Filing and Security Agreement with
               Assignment of Rents (on the hotel/casino properties); Deed of
               Trust, Fixture Filing and Security Agreement with Assignment of Rents (on non-hotel/casino properties); and Pledge and Assignment.....................

13             1998 Annual Report to Shareholders.......................................................

23             Independent Auditors' Consent to the incorporation by reference into specified registration statement on Form S-8 of their reports contained in or incorporated by reference into this report.......................

27             Financial Data Schedule..................................................................

