Form 10-Q
period 1998-09-30
SANDS REGENT
filed 1998-11-16
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1998  or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number    0-14050
                       ---------------------------------------------------------


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

On November 13, 1998, the registrant had outstanding 4,498,722 shares of its common stock, $.05 par value.

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

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


     (Dollars in thousands,                            THREE MONTHS
     except per share amounts)                      ENDED SEPTEMBER 30,
                                             ----------------------------------
                                                 1997                  1998
                                             ------------          ------------
Operating revenues:
  Gaming                                     $     10,303          $      9,545
  Lodging                                           3,040                 2,772
  Food and beverage                                 2,223                 2,106
  Other                                               448                   385
                                             ------------          ------------
                                                   16,014                14,808
  Less complimentary lodging, food
    and beverage included above                       672                   666
                                             ------------          ------------
                                                   15,342                14,142
                                             ------------          ------------
Operating costs and expenses:
  Gaming                                            5,342                 5,176
  Lodging                                           1,287                 1,181
  Food and beverage                                 2,002                 1,891
  Other                                               176                   149
  Maintenance and utilities                         1,786                 1,761
  General and administrative                        3,255                 3,260
  Depreciation and amortization                     1,014                 1,028
                                             ------------          ------------
                                                   14,862                14,446
                                             ------------          ------------
Income (loss) from operations                         480                  (304)

Other income (deductions):
  Interest and other income                           107                   103
  Interest and other expense                         (558)                 (527)
                                             ------------          ------------
                                                     (451)                 (424)
                                             ------------          ------------
Income (loss) before income taxes                      29                  (728)
Income tax provision (benefit)                         --                  (245)
                                             ------------          ------------
Net income (loss)                            $         29          $       (483)
                                             ============          ============
Net income (loss) per share,
  Basic and Diluted                          $        .01          $       (.11)
                                             ============          ============
Weighted average shares outstanding             4,498,722             4,498,722
                                             ============          ============


The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


     (Dollars in thousands)                           JUNE 30,      SEPTEMBER 30,
                                                        1998             1998
                                                   -------------    -------------

                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $       9,203    $      10,280
  Short-term investments                                     250              250
  Accounts receivable less allowance
    for possible losses of $72 and $76                       550              545
  Inventories                                                625              601
  Federal income tax refund receivable                       687              930
  Prepaid expenses and other assets                        1,371            1,495
                                                   -------------    -------------
      Total current assets                                12,686           14,101
                                                   -------------    -------------
PROPERTY AND EQUIPMENT:
  Land                                                     8,093            8,093
  Buildings, ship and improvements                        45,942           46,227
  Equipment, furniture and fixtures                       25,654           25,867
  Construction in progress                                   509              344
                                                   -------------    -------------
                                                          80,198           80,531
  Less accumulated depreciation
    and amortization                                      34,552           35,549
                                                   -------------    -------------
      Property and equipment, net                         45,646           44,982
                                                   -------------    -------------
OTHER ASSETS:
  Deferred federal income tax asset                          258              331
  Other                                                      311              295
                                                   -------------    -------------
      Total other assets                                     569              626
                                                   -------------    -------------

      Total assets                                 $      58,901    $      59,709
                                                   =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


     (Dollars in thousands)                        JUNE 30,       SEPTEMBER 30,
                                                     1998             1998
                                                 -------------    -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                               $       1,927    $       3,296
  Accrued salaries, wages and benefits                   2,006            1,582
  Other accrued expenses                                 2,049            2,299
  Deferred federal income tax liability                    276              346
  Current maturities of long-term debt                   6,765           10,149
                                                 -------------    -------------
      Total current liabilities                         13,023           17,672
                                                 -------------    -------------

LONG-TERM DEBT                                          14,643           11,285
                                                 -------------    -------------
      Total liabilities                                 27,666           28,957
                                                 -------------    -------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                          --               --
  Common stock, $.05 par value, 20,000,000
    shares authorized, 6,898,722 shares
    issued                                                 345              345
  Additional paid-in capital                            13,074           13,074
  Retained earnings                                     40,171           39,688
                                                 -------------    -------------
                                                        53,590           53,107
  Treasury stock, at cost; 2,400,000 shares            (22,355)         (22,355)
                                                 -------------    -------------
      Total stockholders' equity                        31,235           30,752
                                                 -------------    -------------
      Total liabilities and stockholders'
        equity                                   $      58,901    $      59,709
                                                 =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           THREE MONTHS ENDED
     (Dollars in thousands)                                   SEPTEMBER 30,
                                                      ------------------------------
                                                          1997              1998
                                                      ------------      ------------
OPERATING ACTIVITIES:
  Net income (loss)                                   $         29      $       (483)
  Adjustments to reconcile net income (loss)
   to net cash provided by
   operating activities:
    Depreciation and amortization                            1,014             1,028
    (Gain) loss on disposal of property
      and equipment                                             (2)                2
    (Increase) decrease in accounts
      receivable                                              (122)                5
    Decrease in inventories                                     46                24
    (Increase) in prepaid expenses and
      other current assets                                    (180)             (124)
    (Increase) decrease in other assets                         (5)               13
    Increase (decrease) in accounts payable                   (209)            1,378
    Increase (decrease) in accrued expenses                     88              (174)
    Change in federal income taxes
      payable/receivable                                       (37)             (243)
    Change in deferred federal income taxes                     37                (3)
                                                      ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      659             1,423
                                                      ------------      ------------
INVESTING ACTIVITIES:
  Payments received on note receivable                           2                --
  Additions to property and equipment                         (270)             (363)
  Proceeds from sale of property and
    equipment                                                    2                --
                                                      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                         (266)             (363)
                                                      ------------      ------------


The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               THREE MONTHS ENDED
     (Dollars in thousands)                                      SEPTEMBER 30,
                                                        -------------------------------
                                                            1997               1998
                                                        ------------       ------------
FINANCING ACTIVITIES:
  Payment of accounts payable for prior period
    purchases of property and equipment                           --                 (9)
  Issuance of long-term debt                                     256                239
  Payments on long-term debt                                    (191)              (213)
                                                        ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         65                 17
                                                        ------------       ------------
INCREASE IN CASH AND CASH EQUIVALENTS                            458              1,077
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                       7,644              9,203
                                                        ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $      8,102       $     10,280
                                                        ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid, net of amount capitalized              $        482       $        344
                                                        ============       ============
  Federal income taxes paid                             $         --         $       --
                                                        ============       ============


 The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


NOTE 1 - BASIS OF PREPARATION

    These statements should be read in connection with the 1998 Annual Report heretofore filed with the Securities and Exchange Commission as Exhibit 13 to the Registrant's Form 10-K for the year ended June 30, 1998. The accounting policies utilized in the preparation of the financial information herein are the same as set forth in such annual report except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28.

    The Consolidated Balance Sheet at June 30, 1998 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of September 30, 1998 and the results of operations and cash flows for the three months ended September 30, 1998 and 1997 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

    The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries Zante, Inc. ("Zante"), Patrician, Inc. ("Patrician"), Gulfside Casino, Inc. ("GCI") and Artemis, Inc. ("Artemis"), and Gulfside Casino Partnership ("GCP") (together the "Company"). Patrician, GCI and Artemis are the sole partners in GCP. Zante, Inc. owns and operates the Sands Regency hotel/casino in Reno, Nevada and GCP owns and operates the Copa Casino in Gulfport, Mississippi. See Note 3 - Subsequent Event regarding agreement to sell Patrician, GCI, Artemis and GCP.

NOTE 2 - EARNINGS PER SHARE

    During the three months ended September 30, 1998 and 1997, there were no outstanding convertible securities that would result in dilutive potential common shares. The Company's options to purchase common stock are not included in the computation of diluted Earnings Per Share because to do so would have been antidilutive.

NOTE 3 - SUBSEQUENT EVENT

    On November 6, 1998, The Company entered into an agreement to sell all of the issued and outstanding stock of Patrician, GCI and Artemis, which includes a 100% ownership interest in the Copa Casino, to the two former GCI shareholders for $8.5 million. The agreement provides for an initial payment of $500,000 with the balance payable from 2% of the Copa's gaming revenues. The agreement is subject to the approval of the Mississippi Gaming Commission and further provides for the dismissal of all litigation and claims by the two former GCI shareholders against the Company.

                        THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


NOTE 3 - SUBSEQUENT EVENT (Continued)

    The Company's net investment in Patrician, GCI, Artemis and the Copa Casino, including advances, is approximately $1.3 million at September 30, 1998. Upon consumation of the sales transaction, such investment will increase by approximately $1.2 million as a result of the retention of certain deferred tax attributes by the entities being sold that are presently reflected in the Company's consolidated balance sheet. The Company will not recognized income from the above transaction until its investment is recovered from the initial and subsequent payments. Subsequent payments will be made pursuant to a promissory note executed by the Copa Casino and are subject to the continued operation of the Copa Casino.

NOTE 4 - RECLASSIFICATIONS

    Certain reclassifications have been made to the results of operations for the three months ended September 30, 1997 to conform to the presentation for the three months ended September 30, 1998.

ITEM 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations.


Results of operations - First Quarter 1999 Compared to First Quarter 1998

    In the three month period ended September 30, 1998, compared to the same three months ended September 30, 1997, revenues decreased to $14.1 million from $15.3 million and income from operations decreased from $480,000 to a loss from operations of $304,000. The decrease in revenues is due to a decline at the Sands Regency of approximately $1.1 million and a decline at the Copa Casino of approximately $150,000. The decrease in income from operations is primarily attributable to the Sands Regency where income from operations decreased from $880,000 in the first quarter of fiscal 1998 to $54,000 in the first quarter of fiscal 1999. At the Copa Casino, the prior year first quarter loss from operations of $401,000 improved slightly to a loss from operations of $358,000 in the current year first quarter. This improvement is a result of a decline in expenses which more than offset the decline in revenues. The decline at the Sands Regency is primarily a result of a decline in hotel occupancy and is due to an overall softening in the Reno area hotel occupancy and a reduction in group business at the Sands Regency.

    The Company had a net loss of $483,000, or loss per share of $.11, in the quarter ended September 30, 1998 compared to net income of $29,000, or $.01 per share in the quarter ended September 30, 1997. The Sands Regency had a net loss of approximately $149,000 in the first quarter of fiscal 1999 as compared to net income of approximately $400,000 in the first quarter of fiscal 1998. For the same comparable quarters, the net loss at the Copa Casino of $334,000, in the current year first quarter, was a slight improvement over the prior year first quarter net loss of $371,000.

    The decrease in lodging revenue of $268,000, in the first quarter of fiscal 1999 compared to the same quarter in the prior year, is due to a decrease in hotel occupancy at the Sands Regency. Hotel occupancy declined from approximately 88.7% in the quarter ended September 30, 1997 to 77.5% in the quarter ended September 30, 1998, for the same comparable periods, the average daily room rate increased from approximately $40 to $41.

    The decrease in gaming revenue of $758,000, in the September 1998 quarter versus the September 1997 quarter, primarily consists of a decrease in gaming revenue from the Sands Regency. Such decrease is significantly due to the decline in hotel occupancy.

    The slight decrease in food and beverage revenue of $117,000, in fiscal 1999 first quarter compared to fiscal 1998 first quarter, is principally attributable to restaurant revenue at the Sands Regency. In spite of the decline in hotel occupancy, food revenue per occupied room increased from slightly less than $20 in the first quarter of fiscal 1998 to over $21 in the first quarter of fiscal 1999. The Company believes that such increase per occupied room is due, in part, to the updating of food venues and improved menu prices.

Results of operations - First Quarter 1999 Compared to First Quarter 1998 (continued)

    The decrease in gaming costs and expense of $166,000, in the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, is primarily attributable to the Sands Regency. Such decrease includes a decrease in salaries and wages of approximately $79,000 and a decrease in various other cost and expense items of approximately $78,000. The decrease in lodging costs and expenses at the Sands Regency of $106,000 is also significantly due to a decrease in salaries and wages.

    The decrease in food and beverage costs and expense of $111,000, in the first quarter of fiscal 1999, compared to the first quarter of fiscal 1998, is primarily attributable to the Copa Casino and is a result of the elimination of the buffet restaurant in July 1998.

    The slight decrease in maintenance and utilities costs and expenses of $25,000 consists of an increase at the Copa Casino of $61,000 as offset by a decrease from the Sands Regency of $86,000. The increase from the Copa Casino includes an increase in hurricane evacuation expenses of $146,000 as a result of preparedness actions necessary during Hurricane Georges and other Hurricanes that were within a 680 mile radius of Gulfport during the quarter. This increase at the Copa was partially offset by the non-recurrence of dredging costs and expenses which were incurred in the prior year. The decrease at the Sands Regency consists principally of a decrease in utility costs.

    The slight increase in general and administrative costs and expenses of $5,000 includes an increase from the Sands Regency of approximately $171,000 and a decrease from the Copa Casino of approximately $194,000. The increase at the Sands Regency is primarily due to increased advertising and promotional costs and expenses due, in part, to the implementation of a casino marketing department in mid-fiscal 1998. The decrease from the Copa Casino is attributable to a decrease in legal costs of $311,000 which was offset by an increase in other costs and expenses. The decrease in legal costs is related to the legal actions with the State Port of Mississippi at Gulfport which culminated in a trial in October 1997.

Capital resources and liquidity

    In November 1998, The Company entered into a settlement agreement with the two former GCI shareholders whereby the Company sells all of the issued and outstanding stock of Patrician, GCI and Artemis, which includes the 100% ownership interest in the Copa Casino, to these two former GCI shareholders. The agreement provides for an initial payment to the Company of $500,000 with the $8.0 million balance payable from 2% of the Copa's gaming revenues. This agreement is subject to the approval of the Mississippi Gaming Commission and further provides for the dismissal of all litigation and claims by the two former GCI shareholders against the Company including actions in Chancery Court, the Mississippi Supreme Court, U. S. Bankruptcy Court and U. S. District Court.

Results of operations - First Quarter 1999 Compared to First Quarter 1998 (continued)

    Upon the consumation of the sales transaction, the Company's consolidated balance sheet and statement of operations will no longer include the financial position and operating results of Patrician, GCI, Artemis and the Copa Casino. The Company's consolidated cash, cash equivalents and short-term investments, including the initial payment referred to above, will decrease by approximately $2.9 million. The Company believes that its remaining cash funds of approximately $7.5 million, and cash generated from operations, will continue to be sufficient to meet its needs for the ensuing fiscal year.

    Other than above, there were no material changes in The Sands Regent's financial condition nor were there any substantive changes relative to matters discussed in the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the 1998 Annual Report appearing as Exhibit 13 to the Company's Form 10-K for the year ended June 30, 1998.

Year 2000

    The Year 2000 issue is the result of information technology ("IT") and non-IT (embedded technology such as microcontrollers) hardware and software systems and components utilizing two digits, rather than four digits, to define the year. Date-sensitive hardware and software systems and components may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the "Year 2000 Problem" or the "Y2K Problem". This could result in IT and non-IT hardware or software system and component ("Y2K Systems and Components") failures or miscalculations causing disruptions of operations and the ability to engage in normal business activities.

    The Company has undertaken a study and assessment of its Y2K Systems and Components in order to determine the impact of the Y2K Problem on such Y2K Systems and Components. This study and evaluation includes specifically identifying those Y2K Systems and Components utilized by the Company that may be non-Y2K compliant, evaluating necessary corrective actions and implementing corrective actions, including appropriate testing, so as to minimize the impact of the Y2K Problem on the Company.

    The Company has generally completed the identification phase of its study and evaluation with respect to those Y2K Systems and Components presently utilized by the Company. The evaluation phase, which includes internal reviews and testing as well as inquires to third parties supplying or maintaining Y2K Systems, is also nearing completion. It is anticipated that the evaluation phase will be finalized in the second quarter of fiscal 1999. The corrective actions implementation phase is also in progress which is anticipated to be completed by the fourth quarter of fiscal 1999.

    The Company has also undertaken a more limited study and assessment of the Y2K Problem with respect to third party vendors, suppliers, customers and other business associates. Such study and assessment is directed toward third parties that have a material relationship with the Company or may materially affect the Company's operations such as major customers and suppliers, financial institution and communications providers. The scope of

Results of operations - First Quarter 1999 Compared to First Quarter 1998 (continued)

such limited study and assessment will generally be limited, by necessity, to appropriate inquires of such third parties. The Company believes, based on the wide attention that the Y2K Problem has received, the relative size and prominence of certain third parties and the preliminary information received, to date, from select third parties, that the impact of the Y2K Problem on such third parties will not have a material affect on the Company's operations. The Company anticipates that the Y2K Problem study and assessment, relative to its material third party vendors, suppliers, customers and other business associates, will be completed by the fourth quarter of fiscal 1999.

    The Company will utilize both internal and external resources to achieve Y2K compliance which will include modifying certain Y2K Systems and Components and replacing others. The Company presently estimates that the remaining costs to assure material Y2K compliance will be less than $100,000 to be incurred over the next 15 months. Such estimate is based upon the Company's study and assessment and is subject to modification as the study and assessment progresses. There can be no guarantees that this estimate will be achieved and actual results could materially differ from the estimate. Costs to date have been immaterial.

    The Company believes that the scope and time table of its study and assessment of Y2K Systems and Components, to achieve Y2K compliance, is adequate and realistic. Further, the Company believes that those Y2K Systems and Components with a greater likelihood of adversely impacting the Company's business and financial performance will be Y2K compliant in a timely manner. Nevertheless, if one or more of the Company's Y2K Systems and Components fail to achieve Y2K compliance, or are overlooked, there could be a material adverse impact on the Company's business operations or financial performance. Additionally, there can be no assurances that the Y2K Systems and Components of third parties, which may materially affect the Company, will be timely converted to assure Y2K compliance.

    The Company has not formulated a contingency plan in the event one or more of the Company's, or third party's, Y2K Systems and Components fail to achieve Y2K compliance. The Company will continue to review the necessity for a contingency plan as its Y2K study and assessment progresses. The decision to develop a contingency plan will be based upon an evaluation of potential future unavoided or unavoidable risks of Y2K noncompliance and the adverse impact to the Company.

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

Results of operations - First Quarter 1999 Compared to First Quarter 1998 (continued)

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

        NONE


Item 5. Other Information.

        NONE


Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits:

        10 (a) Agreement, dated November 6, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino Partnership and The Sands Regent

        27       Financial Data Schedule

    (b) Reports on Form 8-K:

        NONE

SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 THE SANDS REGENT
                                   (Registrant)




Date: November 13, 1998          By         /s/ David R. Wood
                                 -----------------------------------------------
                                 David R. Wood, Executive Vice President
                                 Principal Accounting and Financial Officer

                                INDEX TO EXHIBITS



                                                           Sequentially
     Exhibit                                                 Numbered
     Number                                                   Page
     -------                                               ------------

       10 (a) Agreement, dated November 6, 1998, by and
              between Terry W. Green, Joel R. Carter, Sr.,
              Gulfside Casino Partnership and The Sands
              Regent.........................................


       27    Financial Data Schedule.........................