Form 10-Q
period 1998-12-31
SANDS REGENT
filed 1999-02-16
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998 or

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


                 345 North Arlington Avenue, Reno, Nevada 89501
--------------------------------------------------------------------------------
              (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code               (702) 348-2200
                                                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At February 12, 1999, the registrant had outstanding 4,498,722 shares of its common stock, $.05 par value.

                        THE SANDS REGENT AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION

Item 1.  Financial statements.                                           1 - 7

     Consolidated Statements of Operations                                   1

     Consolidated Balance Sheets                                         2 - 3

     Consolidated Statements of Cash Flows                               4 - 5

     Notes to Interim Consolidated Financial
         Statements                                                      6 - 7

Item 2.  Managements` Discussion and Analysis
         of Financial Condition and Results of
         Operations.                                                    8 - 14

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.                                                 15

Item 2.  Changes in Securities.                                             15

Item 3.  Defaults Upon Senior Securities.                                   15

Item 4.  Submission of Matters to a Vote of
         Security Holders.                                                  15

Item 5.  Other Information.                                                 16

Item 6.  Exhibits and Reports on Form 8-K.                                  16

SIGNATURES                                                                  17

                          PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands,                       THREE MONTHS                         SIX MONTHS
 except per share amounts)                  ENDED DECEMBER 31,                  ENDED DECEMBER 31,
                                      -----------------------------       -----------------------------
                                         1997              1998              1997              1998
                                      -----------       -----------       -----------       -----------
Operating revenues:
  Gaming                              $    10,155       $     9,860       $    20,458       $    19,405
  Lodging                                   1,704             1,843             4,744             4,615
  Food and beverage                         1,941             1,946             4,164             4,052
  Other                                       384               324               832               709
                                      -----------       -----------       -----------       -----------
                                           14,184            13,973            30,198            28,781
Less complimentary lodging, food
  and beverage included above                 674               765             1,346             1,431
                                      -----------       -----------       -----------       -----------
                                           13,510            13,208            28,852            27,350
                                      -----------       -----------       -----------       -----------
Operating costs and expenses:
  Gaming                                    5,528             5,125            10,870            10,301
  Lodging                                   1,232               947             2,519             2,128
  Food and beverage                         1,845             1,673             3,847             3,564
  Other                                       146               128               322               277
  Maintenance and utilities                 1,451             1,337             3,237             3,098
  General and administrative                3,732             3,325             6,987             6,585
  Depreciation and amortization             1,013               988             2,027             2,016
                                      -----------       -----------       -----------       -----------
                                           14,947            13,523            29,809            27,969
                                      -----------       -----------       -----------       -----------
Loss from operations                       (1,437)             (315)             (957)             (619)

Other income (deductions):
  Interest and other income                   120                72               227               175
  Interest and other expense                 (567)             (556)           (1,125)           (1,083)
                                      -----------       -----------       -----------       -----------
                                             (447)             (484)             (898)             (908)
                                      -----------       -----------       -----------       -----------
Loss before income taxes                   (1,884)             (799)           (1,855)           (1,527)
Income tax benefit                            629               180               629               425
                                      -----------       -----------       -----------       -----------
Net loss                              $    (1,255)      $      (619)      $    (1,226)      $    (1,102)
                                      ===========       ===========       ===========       ===========
Net loss per share,
  basic and diluted                   $      (.28)      $      (.14)      $      (.27)      $      (.25)
                                      ===========       ===========       ===========       ===========
Weighted average shares
  outstanding                           4,498,722         4,498,722         4,498,722         4,498,722
                                      ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands)                                 JUNE 30,      DECEMBER 31,
                                                          1998            1998
                                                        --------      ------------
                                     ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                            $  9,203        $  5,004
   Short-term investments                                    250              20
   Accounts receivable less allowance for
     possible losses of $72 and $11                          550             948
   Inventories                                               625             509
   Federal income tax refund receivable                      687           1,017
   Prepaid expenses and other assets                       1,371             957
                                                        --------        --------
       Total current assets                               12,686           8,455

 PROPERTY AND EQUIPMENT:
   Land                                                    8,093           8,093
   Buildings, ship and improvements                       45,942          37,263
   Equipment, furniture and fixtures                      25,654          18,776
   Construction in progress                                  509             129
                                                        --------        --------
                                                          80,198          64,261
   Less accumulated depreciation
     and amortization                                     34,552          30,576
                                                        --------        --------
       Property and equipment, net                        45,646          33,685
                                                        --------        --------
 OTHER ASSETS:
   Deferred federal income tax asset                         258              --
   Note receivable, sale of subsidiaries                      --           2,171
   Other                                                     311             195
                                                        --------        --------
       Total other assets                                    569           2,366
                                                        --------        --------

       Total assets                                     $ 58,901        $ 44,506
                                                        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands)                              JUNE 30,       DECEMBER 31,
                                                       1998             1998
                                                     --------       ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                  $  1,927         $    735
   Accrued salaries, wages and benefits                 2,006              753
   Other accrued expenses                               2,049              243
   Deferred federal income tax liability                  276              246
   Current maturities of long-term debt                 6,765              562
                                                     --------         --------
       Total current liabilities                       13,023            2,539

 LONG-TERM DEBT                                        14,643           11,022
                                                     --------         --------
 DEFERRED FEDERAL INCOME TAX LIABILITY                     --              812
                                                     --------         --------
       Total liabilities                               27,666           14,373
                                                     --------         --------

 STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value, 5,000,000
     shares authorized, none issued                        --               --
   Common stock, $.05 par value, 20,000,000
     shares authorized; 6,898,722 shares
     issued                                               345              345
   Additional paid-in capital                          13,074           13,074
   Retained earnings                                   40,171           39,069
                                                     --------         --------
                                                       53,590           52,488
   Treasury stock, at cost, 2,400,000 shares          (22,355)         (22,355)
                                                     --------         --------
       Total stockholders' equity                      31,235           30,133
                                                     --------         --------
       Total liabilities and stockholders'
         equity                                      $ 58,901         $ 44,506
                                                     ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS
(Dollars in thousands)                                      ENDED DECEMBER 31,
                                                        -------------------------
                                                          1997             1998
                                                        --------         --------
OPERATING ACTIVITIES:
  Net loss                                              $ (1,226)        $ (1,102)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
    Depreciation and amortization                          2,027            2,016
    (Gain) loss on disposal of property
      and equipment                                           (5)              32
    (Increase) decrease in accounts
      receivable                                             (62)              36
    (Increase) decrease in inventories                       (20)              22
    (Increase) decrease in prepaid
      expenses and other current assets                     (231)              15
    Decrease in other assets                                  35               21
    Increase in accounts payable                             412              194
    Increase (decrease) in accrued expenses                   18             (406)
    Change in federal income taxes
      payable/receivable                                    (553)            (330)
    Change in deferred federal income taxes                  (77)            (106)
                                                        --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    318              392
                                                        --------         --------
INVESTING ACTIVITIES:
  Payments received on note receivable                         4               --
  Additions to property and equipment                       (573)            (545)
  Proceeds from sale of property and
    equipment                                                 27               22
  Down payment on sale of subsidiaries
    held in escrow and reflected in
    accounts receivable                                       --             (500)
  Cash retained by former subsidiary
    companies upon sale                                       --           (3,277)
                                                        --------         --------
NET CASH USED IN INVESTING ACTIVITIES                       (542)          (4,300)
                                                        --------         --------

The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             SIX MONTHS
(Dollars in thousands)                                    ENDED DECEMBER 31,
                                                       ------------------------
                                                         1997            1998
                                                       --------        --------
FINANCING ACTIVITIES:
  Payment of accounts payable on prior
    period purchases of property and
    equipment                                                --              (9)
  Issuance of long-term debt                                256             239
  Payments on long-term debt                               (437)           (521)
                                                       --------        --------
NET CASH USED IN FINANCING ACTIVITIES                      (181)           (291)
                                                       --------        --------
DECREASE IN CASH AND CASH EQUIVALENTS                      (405)         (4,199)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                  7,644           9,203
                                                       --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  7,239        $  5,004
                                                       ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Net investment in subsidiaries converted
    to note receivable upon sale, net                  $     --        $  2,171
                                                       ========        ========
  Property and equipment acquired by
    accounts payable                                   $     40        $     --
                                                       ========        ========
  Interest paid, net of amount capitalized             $    903        $    846
                                                       ========        ========
  Federal income taxes paid                            $     --        $     --
                                                       ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

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

      The Consolidated Balance Sheet at June 30, 1998 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of December 31, 1998 and the results of operations and cash flows for the three and six months ended December 31, 1998 and 1997 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

      The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary Zante, Inc. ("Zante"), and, through December 23, 1998, its wholly owned subsidiaries Patrician, Inc. ("Patrician"), Gulfside Casino, Inc. ("GCI"), Artemis, Inc. ("Artemis") and Gulfside Casino Partnership ("GCP") (together the "Company"). On December 23, 1998, the Company sold Patrician, GCI and Artemis, which are the sole partners in GCP, to unrelated third parties. Zante, Inc. owns and operates the Sands Regency hotel/casino in Reno, Nevada and GCP owns and operates the Copa Casino in Gulfport, Mississippi.

NOTE 2 - EARNINGS PER SHARE

      During the three and six months ended December 31, 1998 and 1997, there were no outstanding convertible securities that would result in dilutive potential common shares. The Company's options to purchase common stock are not included in the computation of diluted Earnings Per Share because to do so would have been antidilutive.

NOTE 3 - SALE OF SUBSIDIARIES

      On December 23, 1998, the Company closed on an agreement selling all of its ownership interest in Patrician, GCI and Artemis, which includes a 100% ownership interest in the Copa Casino, to two former GCI shareholders for $8.5 million. The agreement provided for an initial payment of $500,000, which has been deposited into escrow, with the balance payable in monthly installment of $15,000 or 2% of the Copa's gross gaming revenues, whichever is greater. All payments are to held in escrow as security for certain representations and warranties by the Company which are expected to be fulfilled by June 30, 1999.

                        THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

NOTE 3 - SALE OF SUBSIDIARIES (continued)

      Upon consummation of the sales transaction, the Company's net investment in Patrician, GCI and Artemis was $2.2 million which includes $1.1 million in deferred tax items retained by the sold companies. The net investment of $2.2 million has been reclassified as a note receivable. The unrecognized gain of approximately $5.8 will be recognized after the Company's remaining investment is recovered from the initial and subsequent payments.

      The combined net assets of Patrician, GCI, Artemis and GCP sold by the Company on December 23, 1998 consist of the following:

      Current assets                                                $  4,066
      Property and Equipment, net                                     10,439
      Deferred tax benefit, non-current                                1,215
      Other assets                                                        92
      Current liabilities                                            (13,641)
                                                                    --------
                                                                    $  2,171
                                                                    ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations - Three months ended December 31, 1998 compared to three months ended December 31, 1997

      As further described in Note 3 to the Company's Consolidated Financial Statements, the Company sold Patrician, GCI and Artemis, including the Copa Casino, to unrelated third parties on December 23, 1998. The Company's consolidated results of operations include the operating results of such Companies through this date. Management's Discussion and Analysis of Financial Condition and Results of Operations will be directed at continuing operations with only general and otherwise pertinent information provided regarding operating results for the companies sold.

      In the three month period ended December 31, 1998, compared to the same three months ended December 31, 1997, revenues decreased slightly to $13.2 million from $13.5 million and income from operations improved from a loss from operations of $1.4 million in the second quarter of fiscal 1998 to a loss from operations of $315,000 in the second quarter of fiscal 1999. The decrease in revenues is due to decreased revenues at the Sands Regency of approximately $330,000 to $7.4 million while revenues at the Copa Casino remained constant at approximately $5.8 million. The decrease in the loss from operations consists of improvements from the Sands Regency of $254,000 and from the Copa Casino of $869,000. The prior year loss from operations at the Sands Regency decreased from $939,000 to $685,000 and the prior year loss from operations at the Copa Casino of $499,000 improved to income from operations in the current year second quarter of approximately $370,000.

      The Company had a net loss of $619,000, or loss per share of $.14, in the quarter ended December 31, 1998 which is an improvement to a net loss of $1.3 million, or loss per share of $.28, in the quarter ended December 31, 1997. The Sands Regency's portion of the net loss was $659,000 as compared to a net loss of $810,000 in the December 31, 1997 quarter. The Copa Casino had net income of approximately $40,000 in the current year second quarter as compared to a net loss in the prior year second quarter of $445,000. The decline in Sands Regency revenues is due to reduced occupancy while the improvement in income from operations and net income is due, in part, to improved methods of operations and efficiencies.

      The increase in lodging revenue of $139,000 in the second quarter of fiscal 1999, compared to the same quarter in the prior year, is due to an increase in the Sands Regency's average daily room rate from approximately $26 to $30, an increase of almost 18%. For the same comparable periods, hotel occupancy decreased from approximately 77.1% to 70.9%.

      The decrease in gaming revenue of $295,000, in the December 1998 quarter versus the December 1997 quarter, is a result of an increase in gaming revenue from the Copa Casino of approximately $110,000 and a decrease in gaming revenue from the Sands Regency of approximately $405,000. The decrease in gaming revenue in Reno is primarily due to the decrease in hotel occupancy.

Results of operations - Three months ended December 31, 1998 compared to three months ended December 31, 1997 (continued)

      The slight increase in food and beverage revenue of $5,000, in the three months ended December 31, 1998 versus the comparable prior year quarter, consists of an increase at the Sands Regency of $31,000 as offset by a decrease from the Copa Casino of approximately $26,000. In spite of the decline in hotel occupancy, food revenue per occupied room increased from approximately $18 in the second quarter of fiscal 1998 to almost $22 in the second quarter of fiscal 1999. Such improvement is due, in part, to the updating of food venues and increased menu prices.

      The decrease in other revenue of $60,000 is primarily attributable to the Sands Regency and is composed of a decline in various ancillary revenues.

      The increase in complimentary lodging, food and beverage, deducted from revenue, of $91,000 consists principally of an increase in complimentary rooms provided at the Sands Regency. Such increase is due, in part, to room sales enticements offered to certain group and wholesale providers in order to improve room sales.

      The decrease in gaming costs and expenses of $403,000 in the quarter ended December 31, 1998, compared to the quarter ended December 31, 1997, is comprised of decreases from the Copa Casino and Sands Regency of $112,000 and $291,000, respectively. The decrease at the Sands Regency consists primarily of a decrease in salaries and wages as a result of improved operating practices and methods.

      The decrease in lodging costs and expenses of $285,000 in the second quarter of fiscal 1999, compared to the same quarter in fiscal 1998, is primarily in salaries and wages. Such decrease is a result of improved efficiencies at the Sands Regency.

      The decrease in food and beverage costs and expenses of $172,000, in the three months ended December 31, 1998, compared to the three months ended December 31, 1997, is primarily attributable to decreased costs and expenses at the Copa Casino.

      The decrease in maintenance and utilities costs and expenses of $114,000 is primarily attributable to the Sands Regency and consists of a decrease in salaries and wages and various other costs and expenses of $58,000 and $59,000, respectively. Such decreases are due, in part, to the decrease in hotel occupancy and improvements in operational efficiency.

      The decrease in general and administrative costs and expenses of $407,000 consists principally of a decrease from the Copa Casino of approximately $558,000 and an increase from the Sands Regency of approximately $121,000. The increase at the Sands Regency is primarily due to an increase in advertising and promotional costs and expenses of $210,000 as offset by a decrease in salaries and wages of $104,000. The increase in advertising and promotional costs and expenses is due to the implementation of a new print, billboard and radio advertising campaigns in the Reno and Northern California market areas and expanded in-house promotional programs. The decrease in salaries and wages is due to improved operating methods and practices.

Results of operations - Three months ended December 31, 1998 compared to three months ended December 31, 1997 (continued)

      The effective income tax rate in the three months ended December 31, 1998 is different from the statutory rate due to certain items that are not deductible for federal income tax purposes.

Results of operations - First six months of fiscal 1999 compared to 1998

      As further described in Note 3 to the Company's Consolidated Financial Statements, the Company sold Patrician, GCI and Artemis, including the Copa Casino, to unrelated third parties on December 23, 1998. The Company's consolidated results of operations include the operating results of such Companies through this date. Management's Discussion and Analysis of Financial Condition and Results of Operations will be directed at continuing operations with only general and otherwise pertinent information provided regarding operating results for the companies sold.

      In the six months ended December 31 1998, compared to the same six months ended December 31, 1997, revenues decreased from $28.9 million to $27.4 million and income from operations improved from a loss from operations of $1.0 million in the first half of fiscal 1998 to a loss from operations of $619,000 in the first half of fiscal 1999. The decrease in revenues is due to decreased revenues at the Sands Regency and Copa Casino of approximately $1.4 million to $15.9 million and $117,000 to $11.5 million, respectively. The decrease in loss from operations consists of an increase in loss from operations from the Sands Regency of $573,000 and a decrease from the Copa Casino of approximately $913,000.

      For the first half of fiscal 1999, the Company had a net loss of $1.1 million, or loss per share of $.25, which is an improvement from a net loss of $1.2 million, or loss per share of $.27, in the first half of fiscal 1998. The Sands Regency's portion of the net loss was $808,000 as compared to a net loss of $410,000 in the comparable prior year six months. The Copa Casino had a net loss of approximately $294,000 in the current year first six months as compared to a net loss in the prior year first six months of $815,000. The decline in Sands Regency revenues, income from operations and net income is attributable to the first quarter and is primarily a result of a decline in hotel occupancy which was due, in part, to an overall softening in the Reno area market and a reduction in group business at the Sands Regency.

      The decrease in lodging revenue of $129,000 in the first half of fiscal 1999 compared to the same period in the prior year, is primarily due to a decrease in occupancy. Occupancy declined from 82.9% in the six months ended December 31, 1997 to 74.2% in the six months ended December 31, 1998. For the same comparable periods, the average daily rate increased by almost 9% from approximately $33 in the six months ended December 31, 1997 to $36 in the six months ended December 31, 1998.

      The decrease in gaming revenue of $1.1 million is attributable to the Sands Regency and is primarily due to the decrease in hotel occupancy. For the same comparable periods, casino gaming revenue per occupied room also decreased slightly from $65.60 in the first half of fiscal 1998 to $64.40 in the first half of fiscal 1999.

Results of operations - First six months of fiscal 1999 compared to 1998 (continued)

      The decrease in food and beverage revenue of $112,000, in the six months ended December 31, 1998 versus the six months ended December 31, 1997, consists of decreases at the Copa Casino and Sands Regency of $40,000 and $72,000, respectively. Such decline at the Sands Regency is due to the decline in hotel occupancy. Food revenue per occupied room increased from approximately $19 in the first half of fiscal 1998 to almost $22 in the first half of 1999 which improvement is due, in part, to the updating of food venues and increased menu prices.

      The decrease in other revenue of $123,000 is primarily attributable to the Sands Regency and is composed of a decline in various ancillary revenues. The decrease in other costs and expenses of $45,000 is likewise related to the decrease in related revenue.

      The increase in complimentary lodging, food and beverage, deducted from revenue, of $85,000 consists principally of an increase in complimentary rooms provided at the Sands Regency. Such increase is due, in part, to room sales enticements offered to certain group and wholesale providers in order to improve room sales.

      The decrease in gaming costs and expenses of $569,000 in the six months ended December 31, 1998, compared to the six months ended December 31, 1997, consists of decreases from the Copa Casino and Sands Regency of $121,000 and $448,000, respectively. The decrease at the Sands Regency consists of a decrease in salaries and wages of approximately $326,000 and a decrease in various other costs and expenses of $122,000. Such decreases are due, in part, to improved operating practices and methods.

      The decrease in lodging costs and expenses of $391,000 in the first half of fiscal 1999, compared to the period in fiscal 1998, consists of a decrease in salaries and wages of approximately $252,000 and a decrease in various other costs and expenses of $139,000. Such declines are due, in part, to improved efficiencies at the Sands Regency.

      The decrease in food and beverage costs and expenses of $283,000, in the six months ended December 31, 1998, compared to the six months ended December 31, 1997, consists of a decrease from the Copa Casino of approximately $238,000 and a decrease from the Sands Regency of $45,000. The decrease from the Sands Regency is due, in part, to the decline in hotel occupancy.

      The decrease in maintenance and utilities costs and expenses of $139,000 consists of a decrease from the Sands Regency of approximately $202,000 as offset by an increase from the Copa Casino of $63,000. The decrease at the Sands Regency consists of a decrease in utility costs, salaries and wages and various other costs and expenses of $72,000, $50,000 and $80,000, respectively. Such decreases are due, in part, to the decrease in hotel occupancy and improvements in operational efficiency.

      The decrease in general and administrative costs and expenses of $402,000 consists of a decrease from the Copa Casino of approximately $752,000 and increases from the Sands Regency and The Sands Regent of approximately $292,000 and $58,000, respectively. The increase at the Sands

Results of operations - First six months of fiscal 1999 compared to 1998 (continued)

Regency is primarily due to an increase in advertising and promotional costs and expenses of $356,000 as offset by a decrease in salaries and wages of $147,000. The increase in advertising and promotional costs and expenses is due to the implementation of new print, billboard and radio advertising campaigns in the Reno and Northern California market areas and expanded in-house promotional programs. The decrease in salaries and wages is due to improved operating methods and practices.

      The effective income tax rate in the six months ended December 31, 1998 is different from the statutory rate due to certain items that are not deductible for federal income tax purposes.

Capital resources and liquidity

      On December 23, 1998, the Company closed on an agreement selling all of its ownership interest in Patrician, GCI and Artemis, which includes a 100% ownership interest in the Copa Casino, to two former GCI shareholders for $8.5 million. The agreement provided for an initial payment of $500,000, which has been deposited into escrow, with the balance payable in monthly installments of $15,000 or 2% of the Copa's gross gaming revenues, whichever is greater. All payments are to be held in escrow as security for certain representations and warranties by the Company which are expected to be fulfilled by June 30, 1999.

      The Company's consolidated balance sheet at December 31, 1998 excludes the assets and liabilities of the former subsidiary companies which previously have been included upon consolidation. The Company believes that its remaining cash, cash equivalents and short-term investments, and cash generated from operations, will continue to be sufficient to meet its needs for the ensuing fiscal year. The Company's net investment in the former subsidiaries of $2.2 million, after recording the initial down payment which is held in escrow and is included as a receivable, has been reclassified as a note receivable on the consolidated balance sheet.

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

      The Company has undertaken a study and assessment of its Y2K Systems and Components in order to determine the impact of the Y2K Problem on such Y2K Systems and Components. This study and evaluation includes specifically identifying those Y2K Systems and Components utilized by the Company that may be non-Y2K compliant, evaluating necessary corrective actions and implementing corrective actions including appropriate testing so as to minimize the impact of the Y2K Problem on the Company.

      The Company has generally completed the identification phase of its study and evaluation with respect to those Y2K Systems and Components presently utilized by the Company. The evaluation phase, which includes internal reviews and testing as well as inquires to third parties supplying or maintaining Y2K Systems, is also nearing completion. It is anticipated that the evaluation phase will be finalized in the third quarter of fiscal 1999. The corrective actions implementation phase is also in progress which is anticipated to be completed by the fourth quarter of fiscal 1999.

      The Company has also undertaken a more limited study and assessment of the Y2K Problem with respect to third party vendors, suppliers, customers and other business associates. Such study and assessment is directed toward third parties that have a material relationship with the Company or may materially affect the Company's operations such as major customers and suppliers, financial institution and communications providers. The scope of such limited study and assessment will generally be limited, by necessity, to appropriate inquiries of such third parties. The Company believes, based on the wide attention that the Y2K Problem has received, the relative size and prominence of certain third parties and the preliminary information received, to date, from select third parties, that the impact of the Y2K Problem on such third parties will not have a material affect on the Company's operations. The Company anticipates that the Y2K Problem study and assessment, relative to its material third party vendors, suppliers, customers and other business associates, will be completed by the fourth quarter of fiscal 1999.

      The Company will utilize both internal and external resources to achieve Y2K compliance which will include modifying certain Y2K Systems and Components and replacing others. The Company presently estimates that the remaining costs to assure material Y2K compliance will be less than $100,000, to be incurred over the next 12 months. Such estimate is based upon the Company's study and assessment and is subject to modification as the study and assessment progresses. There can be no guarantee that this estimate will be achieved and actual results could materially differ from the estimate. Costs to date have been immaterial.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

      As a result of the December 23, 1998 sale of Patrician, GCI and Artemis, including the Copa Casino, to Terry W. Green and Joel R. Carter, Sr., the Company has been extricated from the following legal proceedings as previously described in the Company's Form 10-K for the year ended June 30, 1998.

      The lawsuit by Terry W. Green and Joel R. Carter, Sr. against GCI, Patrician and the Copa Casino, in Chancery Court of Harrison County, Mississippi, First Judicial District, is pending dismissal with prejudice on a joint motion filed by all parties. Further, the related appeal of the Chancery Court rulings to the Mississippi Supreme Court by GCI, Patrician and the Copa Casino is also pending dismissal on a joint motion filed by all parties.

      The lawsuits by Terry W. Green and Joel R. Carter against The Sands Regent, in U. S. District Court of the Southern District of Mississippi, Biloxi Division, was dismissed with prejudice on December 29, 1998. The Bankruptcy filings of Patrician and GCI were dismissed on February 4, 1999.

      As a result of the above sale, the Company is no longer indirectly involved in, or a party to, the Chancerty Court of Harrison County, Mississippi lawsuit between the Copa Casino and Mississippi State Port Authority at Gulfport and The Mississippi Department of Economic and Community Development

Item 2. Changes in Securities.

            NONE

Item 3. Defaults Upon Senior Securities.

            NONE

Item 4. Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Shareholders was held on November 2, 1998 for the following purposes:

      1. Proposal One - The election of the following members of the Board of
 Directors:

         Name                                       For                Withheld
         ----                                    ---------             --------
    Ferenc B. Szony                              4,062,298              85,264
    Louis J. Phillips                            4,066,298              81,264

      The remaining continuing Directors are Katherene Latham, Pete Cladianos, Jr., Jon N. Bengtson, David R. Wood and Pete Cladianos III.

      2. Proposal Two - To approve an amendment to the Company's Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent:

                 For              Against               Abstain
              ---------           -------               -------
              3,771,044           257,874                10,457

Item 5. Other information.

          NONE

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            10(a) Third Amendment to the Amended and Restated Stock Option Plan
                  for Executive and Key Employees of The Sands Regent, dated November 2, 1998

            27    Financial Data Schedule.

      (b)   Reports on Form 8-K:

            Form 8-K dated December 23, 1998, filed on January 5, 1999; Amended on Form 8-K/A filed on February 5, 1999. Includes reporting under
            Item 2 - Acquisition of Disposition of Assets and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE SANDS REGENT
                                   (Registrant)


Date: February 12, 1998            By /s/ DAVID R. WOOD
                                      ------------------------------------------
                                      David R. Wood, Executive Vice President
                                      Principal Accounting and Financial Officer

                                INDEX TO EXHIBITS

                                                                    Sequentially
    Exhibit                                                           Numbered
    Number                                                              Page
    -------                                                         ------------
       10(a) Third Amendment to the Amended and Restated
             Stock Option Plan for Executive and Key
             Employees of The Sands Regent, dated
             November 2, 1998................................

       27    Financial Data Schedule.........................