Form 10-Q
period 1999-03-31
SANDS REGENT
filed 1999-05-17
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549

                                    FORM 10-Q




   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended March 31,1999 or
                                  -------------

   ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ____________ to ____________

   Commission file number   0-14050
                         ------------------------------------------


                                THE SANDS REGENT
--------------------------------------------------------------------------------
               (exact name of registrant as specified in charter)

               Nevada                                     88-0201135
--------------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


   345 North Arlington Avenue, Reno, Nevada 89501
--------------------------------------------------------------------------------
  (Address of principal executive offices) (zip code)


   Registrant's telephone number, including area code    (702) 348-2200
                                                     ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

On May 13, 1999, the registrant had outstanding 4,495,722 shares of its common stock, $.05 par value.

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

                         PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.


                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands,                       THREE MONTHS                       NINE MONTHS
except per share amounts)                   ENDED MARCH 31,                   ENDED MARCH 31,
                                     ----------------------------      ----------------------------
                                        1998             1999             1998             1999
                                     -----------      -----------      -----------      -----------
Operating revenues:
  Gaming                             $    10,963      $     4,236      $    31,421      $    23,641
  Lodging                                  1,665            1,777            6,409            6,392
  Food and beverage                        2,047            1,510            6,211            5,562
  Other                                      405              331            1,237            1,040
                                     -----------      -----------      -----------      -----------
                                          15,080            7,854           45,278           36,635
Less complimentary lodging, food
  and beverage included above                765              486            2,111            1,917
                                     -----------      -----------      -----------      -----------
                                          14,315            7,368           43,167           34,718
                                     -----------      -----------      -----------      -----------
Operating costs and expenses:
  Gaming                                   5,581            2,210           16,451           12,511
  Lodging                                  1,112              946            3,631            3,074
  Food and beverage                        1,749            1,306            5,596            4,870
  Other                                      168              116              490              393
  Maintenance and utilities                1,278              794            4,515            3,892
  General and administrative               3,468            1,592           10,455            8,177
  Depreciation and amortization            1,009              700            3,036            2,716
                                     -----------      -----------      -----------      -----------
                                          14,365            7,664           44,174           35,633
                                     -----------      -----------      -----------      -----------
Loss from operations                         (50)            (296)          (1,007)            (915)
                                     -----------      -----------      -----------      -----------
Other income (deductions):
  Interest and other income                   44               67              271              242
  Interest and other expense                (555)            (326)          (1,680)          (1,409)
                                     -----------      -----------      -----------      -----------
                                            (511)            (259)          (1,409)          (1,167)
                                     -----------      -----------      -----------      -----------
Loss before income taxes                    (561)            (555)          (2,416)          (2,082)

Income tax benefit                          (182)            (177)            (811)            (602)
                                     -----------      -----------      -----------      -----------
Net loss                             $      (379)     $      (378)     $    (1,605)     $    (1,480)
                                     ===========      ===========      ===========      ===========
Net loss per share,
  basic and diluted                  $      (.08)     $      (.08)     $      (.36)     $      (.33)
                                     ===========      ===========      ===========      ===========
Weighted average shares
  outstanding                          4,498,722        4,498,361        4,498,722        4,497,622
                                     ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      THE SANDS REGENT AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                                   JUNE 30,        MARCH 31,
                                                          1998              1999
                                                         --------        ---------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $ 9,203         $ 7,200
  Short-term investments                                     250              20
  Accounts and notes receivable less allowance
    for possible losses of $72 and $11                       550             977
  Inventories                                                625             471
  Prepaid federal income taxes                               687             305
  Prepaid expenses and other assets                        1,371             900
                                                         -------         -------
      Total current assets                                12,686           9,873

PROPERTY AND EQUIPMENT:
  Land                                                     8,093           8,093
  Buildings, ship and improvements                        45,942          37,297
  Equipment, furniture and fixtures                       25,654          18,904
  Construction in progress                                   509             283
                                                         -------         -------
                                                          80,198          64,577
  Less accumulated depreciation
    and amortization                                      34,552          31,271
                                                         -------         -------
                                                          45,646          33,306

OTHER ASSETS:
  Deferred federal income tax asset                          258              --
  Note receivable, sale of subsidiaries, net                  --           2,065
  Other                                                      311             165
                                                         -------         -------
                                                             569           2,230
                                                         -------         -------

      Total assets                                       $58,901         $45,409
                                                         =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                JUNE 30,         MARCH 31,
                                                        1998              1999
                                                      --------         ---------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $  1,927         $  1,746
  Accrued salaries, wages and benefits                   2,006            1,106
  Other accrued expenses                                 2,049              442
  Deferred federal income tax liability                    276              207
  Current maturities of long-term debt                   6,765           10,872
                                                      --------         --------
      Total current liabilities                         13,023           14,373

LONG-TERM DEBT                                          14,643              558
                                                      --------         --------
DEFERRED FEDERAL INCOME TAX LIABILITY                       --              726
                                                      --------         --------
      Total liabilities                                 27,666           15,657
                                                      --------         --------


STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                          --               --
  Common stock, $.05 par value, 20,000,000
    shares authorized, 6,898,722 shares
    issued                                                 345              345
  Additional paid-in capital                            13,074           13,074
  Retained earnings                                     40,171           38,691
                                                      --------         --------
                                                        53,590           52,110
  Treasury stock, at cost, 2,400,000 and
    2,403,000 shares                                   (22,355)         (22,358)
                                                      --------         --------
      Total stockholders' equity                        31,235           29,752
                                                      --------         --------
      Total liabilities and stockholders'
        equity                                        $ 58,901         $ 45,409
                                                      ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                    NINE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                        1998             1999
                                                       -------          -------
OPERATING ACTIVITIES:
  Net loss                                             $(1,605)         $(1,480)
  Adjustments to reconcile net loss
   to net cash provided by
   operating activities:
    Depreciation and amortization                        3,036            2,716
    Loss on sale of property and
      equipment                                             57               32
    (Increase) decrease in accounts
      and notes receivable                                (112)             113
    Decrease in inventories                                 83               60
    (Increase) decrease in prepaid
      expenses and other current assets                    (42)              72
    Decrease in other assets                                57               51
    Increase in accounts payable                            77            1,205
    Increase in accrued expenses                           332              146
    Change in federal income taxes
      payable/receivable                                   525              382
    Changes in deferred federal
      income taxes                                        (126)            (231)
                                                       -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                2,282            3,066
                                                       -------          -------
INVESTING ACTIVITIES:
  Payments received on note receivable                   1,237               --
  Additions to property and equipment                   (1,268)            (866)
  Proceeds from sale of property and
    equipment                                               36               22
  Down payment on sale of subsidiaries
    held in escrow and reflected in
    accounts receivable                                     --             (500)
  Cash retained by former subsidiary
    companies upon sale                                     --           (3,277)
                                                       -------          -------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                       5           (4,621)
                                                       -------          -------


The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

(Dollars in thousands)                                    NINE MONTHS ENDED
                                                              MARCH 31,
                                                       ------------------------
                                                        1998             1999
                                                       -------          -------
FINANCING ACTIVITIES:
  Payment of accounts payable on prior
    period purchases of property and
    equipment                                          $    --          $    (9)
  Issuance of long-term debt                               256              239
  Payments on long-term debt                              (782)            (675)
  Purchase of Company common stock                          --               (3)
                                                       -------          -------
NET CASH USED IN FINANCING ACTIVITIES                     (526)            (448)
                                                       -------          -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         1,761           (2,003)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           7,644            9,203
                                                       -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 9,405          $ 7,200
                                                       =======          =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Net investment in subsidiaries converted
    to note receivable upon sale, net                  $    --          $ 2,171
                                                       =======          =======
  Payments received on note receivable
    from sale of subsidiaries held in
    escrow and reflected in accounts
    receivable                                         $    --          $  (106)
                                                       =======          =======
  Property and equipment acquired by
    accounts payable                                   $    40          $    --
                                                       =======          =======
  Interest paid, net of amount capitalized             $ 1,360          $ 1,046
                                                       =======          =======
  Federal income taxes paid                            $    --          $    --
                                                       =======          =======


The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998


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

     The Consolidated Balance Sheet at June 30, 1998 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of March 31, 1999 and the results of operations and cash flows for the three and nine months ended March 31, 1999 and 1998 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary Zante, Inc. ("Zante"), and, through December 23, 1998, its wholly owned subsidiaries Patrician, Inc. ("Patrician"), Gulfside Casino, Inc. ("GCI") and Artemis, Inc. ("Artemis"), and their general partnership Gulfside Casino Partnership ("GCP") (together the "Company"). On December 23, 1998, the Company sold Patrician, GCI and Artemis, which are the sole partners in GCP, to unrelated third parties. Zante, Inc. owns and operates the Sands Regency hotel/casino in Reno, Nevada and GCP owns and operates the Copa Casino in Gulfport, Mississippi.

NOTE 2 - EARNINGS PER SHARE

     During the three and nine months ended March 31, 1999 and 1998, there were no outstanding convertible securities that would result in dilutive potential common shares. The Company's options to purchase common stock are not included in the computation of diluted Earnings Per Share because to do so would have been antidilutive.

NOTE 3 - SALE OF SUBSIDIARIES

     On December 23, 1998, the Company closed on an agreement selling all of its ownership interest in Patrician, GCI and Artemis, which includes a 100% ownership interest in the Copa Casino, to two former GCI shareholders for $8.5 million. The agreement provided for an initial payment of $500,000, which has been deposited into escrow, with the balance payable in monthly installment of $15,000 or 2% of the Copa's gross gaming revenues, whichever is greater. All payments are held in escrow as security for certain representations and warranties by the Company which were fulfilled in

                        THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998


NOTE 3 - SALE OF SUBSIDIARIES (continued)

March 1999. It is expected that such amounts will be released to the Company prior to June 30, 1999 and that future payments will be made directly to the Company.

     Upon consummation of the sales transaction, the Company's net investment in Patrician, GCI and Artemis was $2.2 million which includes $1.1 million in deferred tax items retained by the companies sold. The net investment of $2.2 million has been reclassified as a note receivable. The unrecognized gain of approximately $5.8 million will be recognized after the Company's remaining investment is recovered from the initial and subsequent payments.

     The combined net assets of Patrician, GCI, Artemis and GCP sold by the Company on December 23, 1998 consisted of the following (in thousands):

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
                                                               ========

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Results of operations - Three months ended March 31, 1999 compared to three months ended March 31, 1998

     As further described in Note 3 to the Company's Interim Consolidated Financial Statements, the Company sold Patrician, GCI and Artemis, including the Copa Casino, to unrelated third parties on December 23, 1998. The Company's consolidated results of operations include the operating results of such Companies through this date. Management's Discussion and Analysis of Financial Condition and Results of Operations will be directed at continuing operations with only general and otherwise pertinent information provided regarding operating results for the companies sold.

     In the three month period ended March 31, 1999, compared to the same three month period in fiscal 1998, revenues decreased to $7.4 million from $14.3 million. This is a result of the elimination of revenues from the Copa Casino of approximately $6.6 million and a decline in revenues at the Sands Regency of $346,000. For the same comparable periods, the loss from operations increased from $50,000 in the three months ended March 31, 1998 to a $296,000 loss in the three months ended March 31, 1999. Such increase in the loss from operations consists of the elimination of income from operations from the Copa Casino of approximately $511,000 in the third quarter of fiscal 1998. Such decrease was partially offset by an improvement in the loss from operations at the Sands Regency from a loss from operations of $561,000 in the quarter ended March 31, 1998 to a loss from operations of $296,000 in the quarter ended March 31, 1999

     The Company had a net loss of $378,000, or loss per share of $.08, in the quarter ended March 31, 1999 which was the same as in the comparable March 1998 quarter. For the current year third quarter, the Sands Regency incurred a net loss of $378,000 which was approximately a 40% improvement over the fiscal 1998 third quarter net loss of $605,000. Such improvement from the Sands Regency was offset by the elimination of net income from the Copa Casino of approximately $226,000 in the prior year quarter ended March 31, 1998. The decline in Sands Regency revenues is due to reduced occupancy while the improvement in income from operations and net income is due, in part, to improved methods of operations and efficiencies.

     The increase in lodging revenue of $112,000, in the third quarter of fiscal 1999 compared to the same quarter in the prior year, is due to an increase in the Sands Regency's average daily room rate from approximately $26 to $30, an increase of 17%. For the same comparable periods, hotel occupancy decreased from approximately 77.4% to 70.8%.

     The decrease in gaming revenue of $6.7 million, in the March 1999 quarter versus the March 1998 quarter, is a result of a decrease in gaming revenue from the Copa Casino of approximately $6.2 million and a decrease from the Sands Regency, primarilly slot revenue, of $546,000. The decrease in gaming revenue in Reno is primarily due to a decrease in hotel occupancy. For the same comparable periods, casino gaming revenue per occupied room also decreased from approximately $72 in the three months ended March 31, 1998 to $69 in the three months ended March 31, 1999.

Results of operations - Three months ended March 31, 1999 compared to three months ended March 31, 1998 (continued)

     The decrease in food and beverage revenue of $537,000, in the three months ended March 31, 1999 versus the comparable prior year three months, consists of a decrease from the Copa Casino of approximately $586,000 which was partially offset by an increase at the Sands Regency of $49,000. In spite of the decline in hotel occupancy, food revenue per occupied room increased from approximately $18 in the three months ended March 31, 1998 to almost $21 in the three months ended March 31, 1999. Such improvement is due, in part, to the updating of food venues and increased menu prices.

     The decreases in other revenue of $74,000 and in complimentary lodging, food and beverage, deducted from revenue, of $279,000 are primarily attributable to the Copa Casino.

     The decrease in gaming costs and expenses of $3.4 million in the three months ended March 31, 1999, compared to the three months ended March 31, 1998, consists of decreases from the Copa Casino and Sands Regency of $2.9 million and $436,000, respectively. The decrease at the Sands Regency is due to the related decline in gaming revenues and decreases in various costs and expenses as a result of improved operating practices and methods.

     The decrease in lodging costs and expenses of $166,000 in the third quarter of fiscal 1999, compared to the same quarter in fiscal 1998, is primarily in salaries and wages. Such decrease is a result of improved efficiencies at the Sands Regency.

     The decreases in food and beverage costs and expenses and maintenance and utilities costs and expenses of $443,000 and $484,000, respectively, in the three months ended March 31, 1999 compared to the three months ended March 31, 1998, are primarily attributable to the Copa Casino.

     The decrease in general and administrative costs and expenses of $1.9 million is primarilly attributable to the Copa Casino. At the Sands Regency, increased advertising and promotional costs and expenses of $249,000 were offset by a decrease in various other costs and expenses as a result of increased efficiencies due to improved operating methods and practices. The increase in advertising and promotional costs and expenses is due to the implementation of new print, billboard and radio advertising campaigns in the Reno and Northern California market areas and expanded in-house promotional programs.

     The decrease in depreciation and amortization expense of $309,000, in the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, is primarilly attributable to the Copa Casino.

     The decrease in interest and other expense of $229,000 consist of a decrease from the Sands Regency of $47,000 and a decrease relative to the Copa Casino of $181,000.

Results of operations - First nine months of fiscal 1999 compared to first nine months of fiscal 1998

     As further described in Note 3 to the Company's Interim Consolidated Financial Statements, the Company sold Patrician, GCI and Artemis, including the Copa Casino, to unrelated third parties on December 23, 1998. The Company's consolidated results of operations include the operating results of such Companies through this date. Management's Discussion and Analysis of Financial Condition and Results of Operations will be directed at continuing operations with only general and otherwise pertinent information provided regarding operating results for the companies sold.

     In the nine months ended March 31, 1999, compared to the same nine months ended March 31, 1998, revenues decreased from $43.2 million to $34.7 million and income from operations improved from a loss from operations of $1.0 million in the nine months ended March 31, 1998 to a loss from operations of $915,000 in the nine months ended March 31, 1999. The decrease in revenues is due to the elimination of revenues from the Copa Casino of approximately $6.7 million and a decline in revenues at the Sands Regency of approximately $1.7 million. The decrease in loss from operations consists of an increase in loss from operations from the Sands Regency of $310,000 and a decrease from the Copa Casino of approximately $400,000.

     For the nine months ended March 31, 1999, the Company had a net loss of $1.5 million, or loss per share of $.33, which is an improvement from a net loss of $1.6 million, or loss per share of $.36, in the nine months ended March 31, 1998. The Sands Regency's portion of the net loss was $1.2 million as compared to a net loss of $1.0 million in the comparable prior year nine months. The Copa Casino had a net loss of approximately $294,000 in the current year as compared to a net loss in the prior year first nine months of $590,000. The decline in Sands Regency revenues, income from operations and net income is attributable to a decline in hotel occupancy due, in part, to an overall softening in the Reno area market and a reduction in group business at the Sands Regency. Such decline in revenues was partially offset by reduced costs and expenses, primarilly in the second and third quarters, due to improved methods of operations and efficiencies.

     Lodging revenue of $6.4 million in the nine months ended March 31, 1999 was approximately the same as in the comparable nine months ended March 31, 1998. The average daily rate increased from approximately $31 in the prior year first nine months to $34 in the current year nine months, an increase of almost 11%. For the same comparable periods, hotel occupancy declined from 81% to 73%.

     The decrease in gaming revenue of $7.8 million, in the March 1999 nine months versus the March 1998 nine months, is a result of a decrease in gaming revenue from the Copa Casino of approximately $6.2 million and a decrease from the Sands Regency, primarilly slot revenue, of $1.6 million. The decrease in gaming revenue in Reno is primarily due to a decrease in hotel occupancy. For the same comparable periods, casino gaming revenue per occupied room also decreased from approximately $68 in the nine months ended March 31, 1998 to $66 in the nine months ended March 31, 1999.

Results of operations - First nine months of fiscal 1999 compared to first nine months of fiscal 1998 (continued)

     The decrease in food and beverage revenue of $649,000, in the nine months ended March 31, 1999 versus the comparable prior year nine months, consists of a decrease from the Copa Casino of approximately $626,000 and a decrease at the Sands Regency of $23,000. Such slight decline at the Sands Regency is due to the decline in hotel occupancy. Food revenue per occupied room increased from approximately $19 in the nine months ended March 31, 1998 to $21 in the nine months ended March 31, 1999 which improvement is due, in part, to the updating of food venues and increased menu prices.

     The decrease in other revenue of $197,000 consists of a decrease from the Sands Regency of approximately $110,000 and a decrease from the Copa Casino of $87,000. The decrease from the Sands Regency is composed of a decline in various ancillary revenues. Approximately $63,000 of the $97,000 decrease in other costs and expenses is due to the decrease in related revenue from the Sands Regency. The remaining decrease in other costs and expenses of $34,000 is attributable to the Copa Casino.

     The decrease in complimentary lodging, food and beverage, deducted from revenue, of $194,000 is principally attributable to the Copa Casino.

     The decrease in gaming costs and expenses of $3.9 million in the nine months ended March 31, 1999, compared to the nine months ended March 31, 1998, consists of a decline from the Copa Casino of $3.1 million and a decline from the Sands Regency of $884,000. The decrease at the Sands Regency consists of decreases due to reduced gaming revenues and as a result of increased efficiencies due to improved operating practices and methods. Such decrease includes a decrease in salaries and wages of approximately $373,000.

     The decrease in lodging costs and expenses of $557,000 in the nine months ended March 31, 1999, compared to the period in fiscal 1998, consists of a decrease in salaries and wages of approximately $382,000 and a decrease in various other costs and expenses of $175,000. Such declines are due, in part, to improved efficiencies at the Sands Regency.

     The decrease in food and beverage costs and expenses of $726,000, in the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998, is primarilly attributable to the Copa Casino.

     The decrease in maintenance and utilities costs and expenses of $623,000 consists of a decreases from the Copa Casino of $386,000 and from the Sands Regency of approximately $237,000. The decrease at the Sands Regency consists of decreases in utility costs, repair costs and various other costs and expenses of $81,000, $89,000 and $67,000, respectively. Such decreases are due, in part, to the decrease in hotel occupancy and improvements in operatiing efficiencies.

Results of operations - First nine months of fiscal 1999 compared to first nine months of fiscal 1998 (continued)

     The decrease in general and administrative costs and expenses of $2.3 million consists of a decrease from the Copa Casino of approximately $2.7 million and increases from the Sands Regency and The Sands Regent of approximately $291,000 and $100,000, respectively. The increase at the Sands Regency is primarily due to an increase in advertising and promotional costs and expenses of $605,000 as offset by a decrease in salaries and wages of $228,000 and in various other costs and expenses. The increase in advertising and promotional costs and expenses is due to the implementation of new print, billboard and radio advertising campaigns in the Reno and Northern California market areas and expanded in-house promotional programs. The decreases in salaries and wages and in various other costs and expenses are due to improved operating methods and practices.

     The decrease in depreciation and amortization expense of $320,000, in the nine months ended March 31, 1999 as compared to the nine ended March 31, 1998, is primarilly attributable to the Copa Casino.

     The decrease in interest and other expense of $271,000 consist of a decrease from the Sands Regency of $108,000 and a decrease relative to the Copa Casino of $163,000. The decrease from the Sands Regency is due to a lower effective overall interest rate on reduced long-term debt.

     The effective income tax rate in the nine months ended March 31, 1999 is different from the statutory rate due to certain items that are not deductible for federal income tax purposes.

     The effective income tax rate differs from the statutory rate, in the prior year nine month period, as a result of one-time differences including tax-free interest income and deductable tax credits.

Capital resources and liquidity

     On December 23, 1998, the Company closed on an agreement selling all of its ownership interest in Patrician, GCI and Artemis, which includes a 100% ownership interest in the Copa Casino, to two former GCI shareholders for $8.5 million. The agreement provided for an initial payment of $500,000, which has been deposited into escrow, with the balance payable in monthly installment of $15,000 or 2% of the Copa's gross gaming revenues, whichever is greater. All payments are held in escrow as security for certain representations and warranties by the Company which were fulfilled in March 1999. It is expected that such amounts will be released to the Company prior to June 30, 1999 and that future payments will be made directly to the Company.

     The Company's interim consolidated balance sheet at March 31, 1999 excludes the assets and liabilities of the former subsidiary companies which previously have been included upon consolidation. The Company believes that its remaining cash, cash equivalents and short-term investments, and cash generated from operations, will continue to be suficient to meet its needs for the ensuing fiscal year. The Company's net investment in the former subsidiaries of $2.2 million at December 23, 1998, after recording the initial down payment which is held in escrow and is included as a receivable, has been reclassified as a note receivable on the interim consolidated balance sheet. Such receivable has been reduced by recurring monthly payments subsequent to December 23, 1998.

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

     The Company has generally completed the identification phase and the evaluation phase which includes internal reviews and testing as well as inquires to third parties supplying or maintaining Y2K Systems. The corrective actions implementation phase is also in progress which is anticipated to be completed by the first quarter of fiscal 2000. Certain additional follow-up testing is also anticipated to take place and continue through the first quarter of fiscal 2000.

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

     The Company has, and will, utilize both internal and external resources to achieve Y2K compliance which will include modifying certain Y2K Systems and Components and replacing others. The Company presently estimates that the remaining costs to assure material Y2K compliance will be less than $100,000, to be incurred over the next 6 months. Such estimate is based upon the Company's study and assessment and is subject to modification as the study and assessment progresses. There can be no guarantee that this estimate will be achieved and actual results could materially differ from the estimate. Costs to date have been immaterial.

     The Company believes that the scope and time table of its study and assessment of Y2K Systems and Components, to achieve Y2K compliance, is adequate and realistic. Further, the Company believes that those Y2K Systems and Components with a greater likelihood of adversly impacting the Company's business and financial performance will be Y2K compliant in a timely manner. Nevertheless, if one or more of the Company's Y2K Systems and Components fail to achieve Y2K compliance, or are overlooked, there could be a material adverse impact on the Company's business operations or financial performance. Additionally, there can be no assurances that the Y2K Systems and Components of third parties, which may materially affect the Company, will be timely converted to assure Y2K compliance.

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

          NONE

Item 5.  Other information.

          NONE

Item 6.  Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          10(a) Employment Agreement, dated December 15, 1998, by and between Ference B. Szony (as President and Chief
                 Executive Officer) and The Sands Regent

          27     Financial Data Schedule

    (b) Reports on Form 8-K:

          NONE

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE SANDS REGENT
                                  (Registrant)





Date: May 13, 1999             By:   /s/ David R. Wood
                                     -------------------------------------------
                                     David R. Wood, Executive Vice President and
                                     Principal Accounting and Financial Officer

                                INDEX TO EXHIBITS

                                                                   Sequentially
    Exhibit                                                          Numbered
    Number                                                             Page
    -------                                                        ------------
       10(a)  Employment Agreement, dated December 15,
                 1998, by and between Ference B. Szony
                 (as President and Chief Executive
                 Officer) and The Sands Regent...............

       27    Financial Data Schedule.........................