Form 10-K
period 1999-06-30
SANDS REGENT
filed 1999-09-28
CIK 753899

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

                     For the fiscal year ended June 30, 1999

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

       Registrant's telephone number, including area code: (775) 348-2200

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

     The aggregate market value of the Registrant's $.05 par value Common Stock held by non-affiliates of the Registrant on September 22, 1999 was $3,015,313. The aggregate market value is computed with reference to the average price per share on such date.

     Registrant's Common Stock outstanding at September 22, 1999 was 4,495,722 shares.

     Portions of Registrant's 1999 Annual Report to the Shareholders are incorporated into Part II as set forth herein. Portions of Registrant's definitive Proxy Statement for its November 1, 1999 Annual Meeting of Shareholders are incorporated into Part III as set forth herein.


================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

                                   THE COMPANY

     The Company, through a wholly-owned subsidiary, Zante, Inc. ("Zante"), owns and operates the Sands Regency casino/hotel in downtown Reno, Nevada. In December 1998, the Company sold the three wholly-owned subsidiaries, Patrician, Inc., Gulfside Casino, Inc. and Artemis, Inc., including the 100% owned Gulfside Casino Partnership, which owned and operated the Copa Casino, in Gulfport, Mississippi. Prior to the sale, the Company held a 100% interest in these three subsidiaries, and the Copa Casino, since February 1994. From September 1993, when gaming operations commenced, to February 1994, the Company held a 40% interest in the Copa Casino.

     The Sands Regency casino/hotel has approximately 27,000 square feet of gaming space and 836 hotel rooms, including 29 suites of various sizes. The complex also includes three restaurants, a coffee house/deli-style restaurant, a "Pizza Hut", and an "Arby's" restaurant operated by a third party. The facilities also include an entertainment show room, three cocktail lounges, a gift shop, a beauty/barber shop operated by a third party, a video arcade, a health club, a swimming pool and almost 12,000 square feet of convention and meeting space which can seat up to 950 people. The Company maintains multiple parking areas on its main casino/hotel property and adjacent to it, including a parking garage, with a total combined capacity for approximately 1,000 vehicles. Although the Company offers, on a very limited basis, complimentary hotel accommodations to select customers, no group arrangements known as "junkets" are conducted.

     The average room occupancy for fiscal 1999 was 76.4% compared to 83.3% for fiscal 1998. The hotel's average room rate for the current fiscal year was approximately $34.00 as compared to $31.00 in the prior fiscal year. In early April 1999, the Company discontinued the use of 102 older motel rooms which were subsequently razed, leaving 836 tower hotel rooms available for use.

     As of September 20, 1999, the casino offered 20 table games, including 14 blackjack tables, 1 craps table, and 2 roulette tables, 1 let it ride table, 1 three-card poker table and 1 pai gow poker table; 2 keno games and approximately 685 slot machines. In connection with the supervision of its gaming activities, the Company's policies include stringent controls, cross-checks and recording of all receipts and disbursements.

     The Company's Reno, Nevada operations are conducted 24 hours a day, every day of the year. The primary source of revenues and income to the Company is its gaming activities, although the hotel, bars, shops, restaurants and other services are an important adjunct to the gaming activities. The Company's operating and marketing philosophy emphasizes high volume business, offering large, attractive hotel rooms at reasonable prices to travel group wholesalers, primarily from Western Canada, the Pacific Northwest and Northern California. Gaming accounted for approximately 52% of the Company's revenues from continuing operations in Reno in fiscal 1999 and approximately 73% of the gaming revenues were generated by slot machines. The Company generally does not extend credit to its gaming customers.

     The Company has concentrated its resources on renovating and improving its existing Reno facilities and services. Future expansion plans will be considered based upon future market conditions and the need to add hotel rooms and other major facilities.

MARKETING

     Traditionally, the central component of the Company's marketing philosophy has been to utilize travel wholesalers to attract group and air wholesale business to the casino/hotel. This philosophy is based on offering attractive, well-furnished, large hotel accommodations and quality food and beverages at prices slightly lower than those of most major casino/hotels in Reno. Because of the significant increase in the number of Reno area hotel rooms in the last several years and increased competition from other gaming venues, competition for wholesale business has intensified. This has resulted in the Sands Regency developing other areas for revenue generating opportunities.

     The Sands Regency has developed a more comprehensive casino marketing program with an emphasis on guest retention, data base marketing and an increase in advertising awareness. In addition, programs are being developed to attract business segments that had previously been largely untapped, such as Reno area residents and residents from Northern California, particularly the Sacramento metropolitan area.

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

     The Company will also continue to use a flexible approach to pricing its rooms which is designed to maximize occupancy levels. Hotel rooms are offered at discount prices to travel wholesalers for block sales of rooms used in travel packages. This is particularly important to the Company because of the impact of hotel occupancy on the level of gaming activity. The Company has historically been particularly dependent upon group business from November through February because of the seasonal decline in other sources of business. During these months, a substantial amount of the Sands Regency's hotel capacity is normally prebooked 30 to 180 days in advance on a cancellable basis.

     Significant group and air wholesale market areas continue to include Western Canada, the Pacific Northwest and Northern California. The Company continues to expand its marketing areas by adding additional air wholesalers and has been successful in obtaining wholesale business in Central Canada, the Midwest, Southwest and Southern California.

     The Sands Regency is the lead casino/hotel in the Reno area for several major travel wholesalers who serve major cities in the West, Midwest and Southwest United States and in Western and Central Canada. Group and air wholesale business accounted for approximately 55% of the hotel's occupancy in fiscal 1999 compared to 61% in fiscal 1998.

     In addition to the group and air wholesale business, the Company aggressively packages and markets group and military reunion business which require 300 rooms or less. Other travel package arrangements are also promoted which are geared toward individual travelers.

     The Sands Regency will continue to rely on advertising by travel wholesalers in their markets. In both the local market and selected feeder markets, such as Northern California, the Sands Regency has increased advertising efforts including radio, billboard, print and local television. During periods of time when wholesale business operates at reduced levels, the Company will also continue to utilize print advertising in its other major market areas, with an emphasis on room rates, to attract individual customers. These efforts will continue into the future as the Sands Regency strives to strengthen its position in the Reno market.

COMPETITION

     The Company competes in the greater Reno area with approximately sixteen major casinos and casino/hotels, some of which are larger than the Sands Regency. In addition, there are numerous other smaller casinos in the greater Reno area. The Company competes for its customers based upon gaming activities, room rates, room size and quality of rooms, food, beverages and location. Competitors of the Company have received governmental approval to construct an additional 3,900 hotel rooms, none of which are presently under construction. Such governmental approval does not provide assurance that all of these rooms will be built. If construction is completed on all hotel rooms presently under construction or approved for construction, the hotel room capacity in the greater Reno area will increase by approximately an additional 23%. In the event all approved hotel rooms are built, and depending on the time frames during which they are completed, management of the Company believes that this added capacity may have an adverse effect on operations of the Company.

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

EMPLOYEES

     At June 30, 1999, the Company employed 755 people at the Sands Regency in Reno, Nevada, including 85 salaried employees and 670 hourly employees. None of the Company's employees is represented by a union. The Company has not experienced any work stoppages or other significant labor problems and management considers its labor relations to be good.

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

     Zante operates the Sands Regency casino/hotel and is required to be licensed by the Nevada Gaming Authorities. The gaming license requires a periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from Zante without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Zante have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

     REGULATION AND LICENSING - ALCOHOLIC BEVERAGES

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

ITEM 2. PROPERTIES

     The Company operates the casino and hotel towers at the Sands Regency on a Company-owned 6.3 acre site in downtown Reno. The casino/hotel site also includes a large outdoor swimming pool, pool house and other buildings and facilities. Garage and surface parking are provided at the casino/hotel site and also on a 2.7 acre site located adjacent to the casino/hotel site. In addition, the Company's personnel office is located one-half block from the casino/hotel site on a Company-owned .5 acre lot. Management considers the Company's facility to be in good condition and well-maintained.

     In addition to the main casino/hotel facility, the Company owns a smaller property in Reno consisting of an area of approximately .2 acres.

     The Company's Reno casino/hotel property is subject to aggregate encumbrances of approximately $10.5 million as of June 30, 1999.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to various legal actions, proceedings and pending claims arising in the normal course of its business. Management does not expect the outcome of these claims or suits to have a material adverse effect on the Company's financial position or results of future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

     Trading under the symbol "SNDS", the Common Stock of the Company has been listed on the Nasdaq SmallCap Market since January 6,1999. Prior to such date, the Company was traded on the Nasdaq National Market. The following table sets forth the range of high and low closing sales prices as reported by Nasdaq.

FOR THE YEARS ENDED JUNE 30,

                                                                    HIGH         LOW
                                                                    ----         ---

1998

        First Quarter............................................   $3.00      $ 1.94
        Second Quarter...........................................    2.50        1.63
        Third Quarter............................................    2.63        1.56
        Fourth Quarter...........................................    2.64        1.63

1999

        First Quarter............................................   $2.00       $ .75
        Second Quarter...........................................    1.50         .75
        Third Quarter............................................    1.44         .88
        Fourth Quarter...........................................    2.56         .94


-----------

     The Shareholders approved a one-for-two reverse stock split at a Special Meeting of Shareholders on March 2, 1999. The purpose for the reverse split was to increase the market price per share so as to aid the Company in remaining eligible for continued listing on the Nasdaq SmallCap Market. Management of the Company has neither effectuated, nor does it presently intend to effectuate, the reverse split because the trading price of the Company's Common Stock presently exceeds the minimum eligibility requirements.

     The declaration and payment of dividends in the future, if any, will be determined by the Board of Directors in light of the conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

     As of September 22, 1999, the Company had 148 shareholders of record and in excess of 400 beneficial shareholders.


ITEM 6. SELECTED FINANCIAL DATA

     There is hereby incorporated by reference the information appearing under the caption "The Sands Regent - Selected Financial Data" in the Company's 1999 Annual Report, filed as Exhibit 13 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     There is hereby incorporated by reference the information appearing under the caption "The Sands Regent - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report, filed as Exhibit 13 to this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     There is hereby incorporated by reference the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company's 1999 Annual Report, filed as Exhibit 13 to this Form 10-K. Reference is made to the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 14(a)(1) hereof.

     With the exception of the aforementioned information and the information in Items 6 and 7, the Company's 1999 Annual Report is not deemed filed as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information appearing under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 1, 1999, filed or to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information appearing under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 1, 1999, filed or to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information appearing under the captions "Principal Shareholders" and "Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 1, 1999, filed or to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 1, 1999, filed or to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS.

          Included in Part II of this Report:

               Independent Auditors' Report

               Consolidated Balance Sheets -- June 30, 1999 and 1998

               Consolidated Statements of Operations -- Years Ended June 30, 1999, 1998 and 1997

               Consolidated Statements of Stockholders' Equity -- Years Ended June 30, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows -- Years Ended June 30, 1999, 1998 and 1997

               Notes to Consolidated Financial Statements

(a)(2)    FINANCIAL STATEMENT SCHEDULES.

          Included in Part IV of this Report:

               As of and for the Years Ended June 30, 1999, 1998 and 1997:

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

           10(b) Amendment to the Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated November 4, 1997 (Exhibit 10(a) to the Company's Form 10-Q for the quarter ended December 31, 1997).*

           10(c) Amendment to the Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated December 12, 1997 (Exhibit 10(b) to the Company's Form 10-Q for the quarter ended December 31, 1997).*

           10(d) Third Amendment to the Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated November 2, 1998 (Exhibit 10(a) to the Company's Form 10-Q for the quarter ended December 31, 1998).*

           10(e) Non-Qualified Stock Option Agreement, dated May 11, 1998, by and between Louis J. Phillips and The Sands Regent. (Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended June 30, 1998).*

           10(f) Deferred Compensation Plan for Directors of the Company (Exhibit 10(e) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1).*

           10(g) Form of Indemnity Agreement for Directors and Officers of the Company (Exhibit 10(f) to the Company's Form 10-K for the fiscal year ended June 30, 1988).*

           10(h) Amended and Restated Loan Agreement, dated January 31, 1998, by and between Wells Fargo Bank, National Association, The Sumitomo Bank, Limited and Zante, Inc.; and the related Amended and Restated Term Promissory Note; Amended and Restated Guaranty of Loan (by The Sands Regent); First Amendment to Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents (on the casino/hotel properties); Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents (on non-casino/hotel properties); and Pledge and Assignment (Exhibit 10(g) to the Company's Form 10-K for the fiscal year ended June 30, 1998).*

           10(i) International Swap Dealers Association, Inc. Master Agreement for interest rate swap, dated March 23,1994, by and between First Interstate Bank of Nevada N.A. and Zante, Inc., and the related Guarantee by The Sands Regent and Letter Agreement of Confirmation (Exhibit 10(f) to the Company's Form 10-K for the fiscal year ended June 30,
                      1994).*

           10(j) General Partnership Agreement, effective as of December 31, 1992, between Gulfside Casino, Inc. and Patrician, Inc. (a wholly-owned subsidiary of the Sands Regent) (Exhibit 10(a) to the Company's Form 10-Q for the Quarter ended March 31, 1993).*

           10(k) First Amendment to Gulfside Casino, a Mississippi General Partnership, General Partnership Agreement, dated April 15, 1994, between Gulfside Casino, Inc. and Patrician, Inc. (both wholly owned subsidiaries of The Sands Regent) (Exhibit 10(a) to the Company's Form 10-Q for the Quarter ended March 31, 1994).*

           10(l) Second Amendment to Gulfside Casino, a Mississippi General Partnership, General Partnership Agreement, dated December 9, 1994, between Gulfside Casino, Inc. and Patrician, Inc., (both wholly-owned subsidiaries of The Sands Regent)(Exhibit 10(a) to the Company's Form 10-Q for the Quarter ended December 31, 1994).*

           10(m) Settlement Agreement dated November 2, 1984, by and between Hughes Properties, Inc., and Zante, Inc. (Exhibit 10(u) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1).*

           10(n) Agreement, dated November 6, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino Partnership and The Sands Regent (Exhibit 10(a) to the Company's Form 10-Q for the quarter ended September 30, 1998).*

           10(o) First Amendment to Agreement, dated December 23, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino Partnership and The Sands Regent; and the related Promissory Note and Royalty Agreement. **

           10(p) Franchise Agreement dated October 9, 1986 and as amended on October 9, 1986, by and between Roma Corporation and Zante, Inc. (Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended June 30, 1987).*

           10(q) Agreement, dated as of January 2, 1995, between David R. Wood and The Sands Regent (Exhibit 10(n) to the Company's Form 10-K for the fiscal year ended June 30, 1995).*

           10(r) Employment Agreement, dated December 15, 1998, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31,
                      1999).*

           10(s) Employment Agreement, dated January 29, 1998, by and between Patrick Bassney (as Vice President and General Manager) and the Sands Regency (Zante, Inc.). **

           10(t) Lease Agreement by and between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Gulfside Casino, Inc., dated August 20, 1992 (Exhibit 10(o) to the Company's Form 10-K for the fiscal year ended June 30,
                      1996).*

           10(u) Amendment to Lease and Approval of Stock Purchase by and between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Gulfside Casino, Inc., dated October 28, 1992 (Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended June 30, 1996).*

           10(v) Second Lease Amendment by and between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Gulfside Casino, Inc., Lessee, and Gulfside Casino Partnership, Substitute Lessee, dated May 12, 1993 (Exhibit 10(q) to the Company's Form 10-K for the fiscal year ended June 30,
                      1996).*

           10(w) Third Lease Amendment by and between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Gulfside Casino Partnership, dated June 21, 1994 (Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended June 30,
                      1996).*

           13         1999 Annual Report to Shareholders.**

           21 Subsidiaries: Zante, Inc., a Nevada Corporation, which owns and operates the Sands Regency Casino/Hotel.

           23 Independent Auditors' Consent to the incorporation by reference into specified registration statement on Form S-8 of their reports contained in or incorporated by reference into this report.**

           27         Financial Data Schedule.**
     ----------

     *    Incorporated by reference
     **   Filed herewith

(b)  REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K during the last quarter of fiscal 1999.

(c)  INDEX TO EXHIBITS.

(d)  FINANCIAL STATEMENT SCHEDULES.

     Financial statement schedules required by Regulation S-X are excluded from the 1999 Annual Report to the Shareholders by Rule 14a-3(b)(1). See
     Schedule II to the Financial Statements appearing under Item 14(a)(2) hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE SANDS REGENT


Date:  September 24, 1999              By:  FERENC B. SZONY
                                            ------------------------------------
                                            Ferenc B. Szony, President
                                            and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                           CAPACITY                          DATE
---------                                           --------                          ----
FERENC B. SZONY                          President (Chief                       September 24, 1999
----------------------------------       Executive Officer)
Ferenc B. Szony                          and Director

KATHERENE  LATHAM                        Chairman of the                        September 24, 1999
----------------------------------       Board of Directors
Katherene Latham

PETE CLADIANOS, JR.                      Vice Chairman of the                   September 24, 1999
----------------------------------       Board of Directors
Pete Cladianos, Jr.

DAVID R. WOOD                            Executive Vice President,              September 24, 1999
----------------------------------       Treasurer, Chief Financial and
David R. Wood                            Accounting Officer and Director

PETE CLADIANOS III                       Secretary and Director                 September 24, 1999
----------------------------------
Pete Cladianos III

JON N. BENGTSON                          Director                               September 24, 1999
----------------------------------
Jon N. Bengtson

LOUIS J. PHILLIPS                        Director                               September 24, 1999
----------------------------------
Louis J. Phillips

                                         Director                               September 24, 1999
----------------------------------
Larry Tuntland

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of The Sands Regent:



We have audited the consolidated financial statements of The Sands Regent and subsidiaries as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated August 6, 1999. Such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Sands Regent and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Reno, Nevada

August 6, 1999

                                The Sands Regent

                                   Schedule II

                        Valuation and Qualifying Accounts

                                 (in thousands)


                                                                           Additions
                                                            Balance at    Charged to
                                                            Beginning      Costs and                                   Balance at
                  Description                                of Year       Expenses    Deductions(1)      Other       End of Year
                  -----------                               ---------     ----------   -------------      -----       -----------

Allowance for Doubtful Accounts Receivable:

     Year ended June 30, 1999 . . . . . . . . . . . .         $  72          $  91        $ (76)        $ (60)(2)        $  27

     Year ended June 30, 1998 . . . . . . . . . . . .           119            143         (190)          ---               72

     Year ended June 30, 1997 . . . . . . . . . . . .           107            103          (91)          ---              119


---------------

(1)  Write-offs of uncollectible accounts receivable, net of recoveries
(2)  Represents balance for subsidiaries disposed of during the year

                                INDEX TO EXHIBITS

                                                                                                    SEQUENTIALLY
EXHIBIT                                                                                               NUMBERED
NUMBER                                                                                                  PAGE
-------                                                                                             ------------

10(o)     First Amendment to Agreement, dated December 23, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino
          Partnership and The Sands Regent; and the related Promissory
          Note and Royalty Agreement  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10(s)     Employment Agreement, dated January 29, 1998, by and between
          Patrick Bassney (as Vice President and General Manager) and
          the Sands Regency (Zante, Inc.) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

13        1999 Annual Report to Shareholders  . . . . . . . . . . . . . . . . . . . . . . . . . . .

23        Independent Auditors' Consent to the incorporation by reference into specified registration statement on Form S-8 of their reports contained in or incorporated by reference into this report  . . . . . . . . . . .

27        Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
