Form 10-Q
period 1999-09-30
SANDS REGENT
filed 1999-11-12
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q




   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended September 30, 1999 or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ____________ to ____________

   Commission file number   0-14050



                                THE SANDS REGENT
--------------------------------------------------------------------------------
               (exact name of registrant as specified in charter)


                  Nevada                                  88-0201135
     -------------------------------                  ------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                 345 North Arlington Avenue, Reno, Nevada 89501
--------------------------------------------------------------------------------
              (Address of principal executive offices) (zip code)


   Registrant's telephone number, including area code    (775) 348-2200



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days. Yes [X]   No [ ]

   On November 11, 1999, the registrant had outstanding 4,495,722 shares of its common stock, $.05 par value.

                         THE SANDS REGENT AND SUBSIDIARIES


                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                  Page No.
                                                                  --------
          PART I FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited).               1 - 6

               Consolidated Statements of Operations                 1

               Consolidated Balance Sheets                         2 - 3

               Consolidated Statements of Cash Flows               4 - 5

               Notes to Interim Consolidated Financial
                   Statements                                        6

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations.                                     7 - 11


          PART II OTHER INFORMATION

          Item 1.  Legal Proceedings.                                12

          Item 2.  Changes in Securities.                            12

          Item 3.  Defaults Upon Senior Securities.                  12

          Item 4.  Submission of Matters to a Vote of
                   Security Holders.                                 12

          Item 5.  Other Information.                                12

          Item 6.  Exhibits and Reports on Form 8-K.                 12


          SIGNATURES                                                 13

                          PART I  FINANCIAL INFORMATION

 Item 1.  Financial Statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

     (Dollars in thousands,                                 THREE MONTHS
     except per share amounts)                           ENDED SEPTEMBER 30,
                                                    -----------     -----------
                                                       1998             1999
                                                    -----------     -----------
Operating revenues:
  Gaming                                                $ 9,545          $4,860
  Lodging                                                 2,772           2,702
  Food and beverage                                       2,106           1,834
  Other                                                     385             323
                                                    -----------     -----------
                                                         14,808           9,719
  Less complimentary lodging, food
    and beverage included above                             666             535
                                                    -----------     -----------
                                                         14,142           9,184
Operating costs and expenses:                       -----------     -----------
  Gaming                                                  5,176           2,328
  Lodging                                                 1,181           1,114
  Food and beverage                                       1,891           1,542
  Other                                                     149             139
  Maintenance and utilities                               1,761             755
  General and administrative                              3,260           1,640
  Depreciation and amortization                           1,028             719
                                                    -----------     -----------
                                                         14,446           8,237
                                                    -----------     -----------
Income (loss) from operations                              (304)            947
Other income (deductions):
  Interest and other income                                 103              76
  Interest and other expense                               (527)           (323)
  Gain on disposition of property and equipment              --             152
                                                    -----------     -----------
                                                           (424)            (95)
                                                    -----------     -----------
Income (loss) before income taxes                          (728)            852
Income tax provision (benefit)                             (245)            241
                                                    -----------     -----------
Net income (loss)                                         $(483)           $611
                                                    ===========     ===========
Net income (loss) per share:
  Basic                                                   $(.11)           $.14
                                                    ===========     ===========
  Diluted                                                 $(.11)           $.13
                                                    ===========     ===========
Weighted average shares outstanding:
  Basic                                               4,498,722       4,495,722
                                                    ===========     ===========
  Diluted                                             4,498,722       4,535,894
                                                    ===========     ===========




 The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)


     (Dollars in thousands)                             JUNE 3,    SEPTEMBER 30,
                                                         1999         1999
                                                        -------    -------------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $ 5,540      $ 6,245
  Short-term investments                                     10        1,951
  Accounts receivable less allowance
    for possible losses of $27 and $33                    1,096          658
  Note receivable, sale of subsidiaries                     180          180
  Inventories                                               483          516
  Federal income tax refund receivable                      300          300
  Prepaid expenses and other assets                       1,215          978
                                                        -------      -------
      Total current assets                                8,824       10,828
                                                        -------      -------
PROPERTY AND EQUIPMENT:
  Land                                                    8,093        8,495
  Buildings and improvements                             35,751       36,377
  Equipment, furniture and fixtures                      18,508       16,934
  Construction in progress                                  768          690
                                                        -------      -------
                                                         63,120       62,496
  Less accumulated depreciation
    and amortization                                     30,126       29,158
                                                        -------      -------
      Property and equipment, net                        32,994       33,338
                                                        -------      -------
OTHER ASSETS:
  Note receivable, sale of subsidiaries, net              1,741        1,609
  Other                                                     135          133
                                                        -------      -------
      Total other assets                                  1,876        1,742
                                                        -------      -------

      Total assets                                      $43,694      $45,908
                                                        =======      =======






 The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)


     (Dollars in thousands)                             JUNE 30,     SEPTEMBER 30,
                                                          1999           1999
                                                        --------     -------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $    814       $  2,229
  Accrued salaries, wages and benefits                       854            920
  Other accrued expenses                                     270            426
  Deferred federal income tax liability                      299            237
  Current maturities of long-term debt                    10,752         10,546
                                                        --------       --------
      Total current liabilities                           12,989         14,358
                                                        --------       --------

LONG-TERM DEBT                                               491            422
                                                        --------       --------
DEFERRED FEDERAL INCOME TAX LIABILITY                        370            673
                                                        --------       --------
      Total liabilities                                   13,850         15,453
                                                        --------       --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                            --             --
  Common stock, $.05 par value, 20,000,000
    shares authorized, 6,898,722 shares
    issued                                                   345            345
  Additional paid-in capital                              13,074         13,074
  Retained earnings                                       38,783         39,394
                                                        --------       --------
                                                          52,202         52,813
  Treasury stock, at cost; 2,403,000 shares              (22,358)       (22,358)
                                                        --------       --------
      Total stockholders' equity                          29,844         30,455
                                                        --------       --------
      Total liabilities and stockholders'
        equity                                          $ 43,694       $ 45,908
                                                        ========       ========




 The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                            THREE MONTHS ENDED
     (Dollars in thousands)                                    SEPTEMBER 30,
                                                           --------------------
                                                             1998         1999
                                                           -------      -------
OPERATING ACTIVITIES:
  Net income (loss)                                        $  (483)     $   611
  Adjustments to reconcile net income (loss)
   to net cash provided by
   operating activities:
    Depreciation and amortization                            1,028          719
    (Gain) loss on disposal of property
      and equipment                                              2         (152)
    (Increase) decrease in accounts
      receivable                                                 5         (215)
    (Increase) decrease in inventories                          24          (33)
    (Increase) decrease in prepaid expenses
      and other current assets                                (124)         237
    Decrease in other assets                                    13            2
    Increase in accounts payable                             1,378          882
    Increase (decrease) in accrued expenses                   (174)         222
    Change in federal income taxes
      payable/receivable                                      (243)          --
    Change in deferred federal income taxes                     (3)         241
                                                           -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,423        2,514
                                                           -------      -------
INVESTING ACTIVITIES:
  Purchase of short-term investments                            --       (1,941)
  Receipt of funds previously held in escrow and
    included in accounts receivable relative
    to the sale of subsidiaries                                 --          653
  Payments received on note receivable                          --          132
  Additions to property and equipment                         (363)        (650)
  Proceeds from sale of property and
    equipment                                                   --          272
                                                           -------      -------
NET CASH USED IN INVESTING ACTIVITIES                         (363)      (1,534)
                                                           -------      -------





 The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           THREE MONTHS ENDED
     (Dollars in thousands)                                   SEPTEMBER 30,
                                                         ----------------------
                                                           1998          1999
                                                         --------      --------
FINANCING ACTIVITIES:
  Payment of accounts payable for prior period
    purchases of property and equipment                        (9)           --
  Issuance of long-term debt                                  239            --
  Payments on long-term debt                                 (213)         (275)
                                                         --------      --------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                         17          (275)
                                                         --------      --------
INCREASE IN CASH AND CASH EQUIVALENTS                       1,077           705
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                    9,203         5,540
                                                         --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 10,280      $  6,245
                                                         ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Property and Equipment acquired by
    accounts payable                                     $     --      $    533
                                                         ========      ========


  Interest paid, net of amount capitalized               $    344      $    220
                                                         ========      ========
  Federal income taxes paid                              $     --      $     --
                                                         ========      ========




 The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


NOTE 1 - BASIS OF PREPARATION

      These statements should be read in connection with the 1999 Annual Report heretofore filed with the Securities and Exchange Commission as Exhibit 13 to the Registrant's Form 10-K for the year ended June 30, 1999. The accounting policies utilized in the preparation of the financial information herein are the same as set forth in such annual report except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28.

      The Consolidated Balance Sheet at June 30, 1999 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of September 30, 1999 and the results of operations and cash flows for the three months ended September 30, 1999 and 1998 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

      The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary Zante, Inc. ("Zante") (together the Company). The Consolidated Statements of Operations and Cash Flows, for the three months ended September 30, 1998, include the accounts of the wholly owned subsidiaries Patrician, Inc. ("Patrician"), Gulfside Casino, Inc. ("GCI"), Artemis, Inc. ("Artemis"), and Gulfside Casino Partnership ("GCP") which were sold by the Company to unrelated third parties on December 23, 1998. Zante owns and operates the Sands Regency casino/hotel in Reno, Nevada and GCP owned and operated the Copa Casino in Gulfport, Mississippi.

NOTE 2 - EARNINGS PER SHARE

      The weighted average number of shares outstanding for the calculation of diluted earnings per share, for the three months ended September 30, 1999, include the dilutive effect of Company stock options to purchase common stock. For the three months ended September 30, 1998 there were no outstanding convertible securities that would result in dilutive potential common shares.

ITEM 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations.


Results of operations - First Quarter 2000 Compared to First Quarter 1999

      The Company sold Patrician, GCI and Artemis, including the Copa Casino, to unrelated third parties on December 23, 1998. The Company's consolidated statements of operations and cash flows include the operating results of such Companies through September 30, 1998. Management's Discussion and Analysis of Financial Condition and Results of Operations will be directed at continuing operations with only general and otherwise pertinent information provided regarding operating results for the Companies sold.

      In the three month period ended September 30, 1999, compared to the same three months ended September 30, 1998, revenues decreased to $9.2 million from $14.1 million. This decrease in revenues is due to the elimination of revenues from the Copa Casino of $5.6 million. Such decrease was offset by improved revenues from the Sands Regency to $9.2 million in the current year first quarter from $8.5 million in the prior year first quarter, an increase of approximately 8%. For the same comparable quarters, income from operations improved from a loss from operations of $303,000 to income from operations of $947,000. Approximately $342,000 of this increase is due to the elimination of the the Copa Casino. The remaining improvement in income from operations of $908,000 is attributable to the Sands Regency.

      The Company had net income in the first quarter of fiscal 2000 of $611,000, or income per share (basic) of $.14, as compared to a net loss of $483,000, or loss per share of $.11 in the first quarter of fiscal 1999. This improvement in net income includes the elimination of the prior year first quarter net loss from the Copa Casio of $334,000 and improved net income from the Sands Regency. Net income from the Sands Regency improved from a net loss of $149,000 in the September 1998 quarter to net income of $611,000 in the September 1999 quarter.

      The improvements in revenue, income from operations and net income at the Sands Regency are a result of improved hotel occupancy, increased revenue per occupied room and the continued positive effect of improved methods of operations and increased efficiencies implemented in fiscal 1999.

      The slight decrease in lodging revenue of $70,000, in the first quarter of fiscal 2000 compared to the same quarter in the prior year, is due to a decline in the average room rate from approximately $41.50 to $39.00. Such decline is due, in part, to softer hotel rates during a city-wide special event (Hot August Nights) which was curtailed in the current year. Hotel occupancy, for the same comparable quarters, increased from 67,000 room nights (77.5%) to 69,000 room nights (89.6%). In early April 1999, the Company discontinued the use of 102 older motel rooms which were subsequently razed.

Results of operations - First Quarter 2000 Compared to First Quarter 1999 (continued)

      The $4.7 million decrease in gaming revenue, in the September 2000 quarter versus the September 1999 quarter,is attributable to the elimination of the Copa Casino. At the Sands Regency, gaming revenue improved from $4.2 million in the first quarter of fiscal 1999 to $4.9 million in the first quarter of fiscal 2000, a 16% increase. Such increase is attributable to an increase in hotel occupancy and an increase in casino gaming revenue per occupied room. Casino revenue per occupied room increased from approximately $61 to $69 which reflects, in part, increased gaming from non-hotel guests, primarily local residents.

      The decrease in food and beverage revenue of $272,000, in the three months ended September 30, 1999 versus the comparable prior year three months, consists of a decrease from the Copa Casino of $446,000 which was partially offset by an increase at the Sands Regency of $174,000. Such increase at the Sands Regency is due to the improved hotel occupancy and increased food revenue per occupied room which increased from approximately $21 in the three months ended September 30, 1998 to over $22 in the three months ended September 30, 1999. Such improvement is due, in part, to the updating of food venues and increased menu prices.

      The decrease in other revenue of $62,000, in the quarter ended September 30, 1999 versus the quarter ended September 30, 1998, is primarily due to the elimination of the Copa Casino. The decrease in complimentary lodging, food and beverage, deducted from revenue, of $131,000 includes a decline associated with the elimination of the Copa Casino of $225,000 as partially offset by an increase from the Sands Regency of $94,000. The increase at the Sands Regency is due to the increase in occupancy and gaming play.

      The decrease in gaming costs and expenses of $2.8 million in the three months ended September 30, 1999, compared to the three months ended September 30, 1998, consists of decreases from the Copa Casino and Sands Regency of $2.7 million and $70,000, respectively. The decrease at the Sands Regency is due, in part, to improved operating practices and methods implemented in fiscal 1999.

      The decrease in lodging costs and expenses of $67,000, in the first quarter of fiscal 2000 compared to the same quarter in fiscal 1999, is primarily in salaries, wages and benefits. Such decrease is a result of the continuing effect of improved efficiencies at the Sands Regency.

      The decrease in food and beverage costs and expense of $349,000, in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999, is primarily attributable to the elimination of the Copa Casino. At the Sands Regency, food and beverage costs did not increase, despite the increase in revenue.

      The decrease in maintenance and utilities costs and expenses of $1.0 million consists of the elimination of costs and expenses associated with the Copa Casino of $866,000 and a decline from the Sands Regency of approximately $140,000. The decrease at the Sands Regency is primarily salaries, wages and benefits and is a result of the continuing effect of improved efficiencies at the Sands Regency.

Results of operations - First Quarter 2000 Compared to First Quarter 1999 (continued)

      The decreases in general and administrative costs and expenses and depreciation and amortization expense of $1.6 million and $309,000, respectively, in the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998, are attributable to the Copa Casino.

      The decreases in interest and other income of $27,000 and interest and other expense of $204,000 are also primarily attributable to the elimination of the Copa Casino.

Capital resources and liquidity

      There were no material changes in The Sands Regent's financial condition nor were there any substantive changes relative to matters discussed in the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the 1999 Annual Report appearing as Exhibit 13 to the Company's Form 10-K for the year ended June 30, 1999.

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

      The Company has undertaken a study and assessment of its Y2K Systems and Components in order to determine the impact of the Y2K Problem on such Y2K Systems and Components. This study and evaluation includes specifically identifying those Y2K Systems and Components utilized by the Company that may be non-Y2K compliant, evaluating necessary corrective actions and implementing corrective actions, including appropriate testing, so as to minimize the impact of the Y2K Problem on the Company. Corrective actions may include software or hardware modifications or the replacement of Y2K Systems and Components that are non-Y2K compliant. The Company's Y2K study and assessment has also been, and will be, utilized with respect to those Y2K Systems and Components that may be subsequently acquired by the Company with greater reliance given to third party representations.

      The Company has generally completed the identification, evaluation and corrective actions phases which includes internal reviews and testing as well as inquires to third parties supplying or maintaining Y2K Systems. The implementation phase is also in progress and is anticipated to be significantly completed by November 1999. Certain additional follow-up testing is also anticipated to take place and will continue through the second quarter of fiscal 2000.

Results of operations - First Quarter 2000 Compared to First Quarter 1999 (continued)

      The Company has also undertaken a more limited study and assessment of the Y2K Problem with respect to third party vendors, suppliers, customers and other business associates. Such study and assessment is directed toward third parties that have a material relationship with the Company or may materially affect the Company's operations such as major customers and suppliers, financial institution and communications providers. The scope of such limited study and assessment has been limited, by necessity, to appropriate inquiries of such third parties. The Company believes, based on the wide attention that the Y2K Problem has received, the relative size and prominence of certain third parties and the preliminary information received, to date, from select third parties, that the impact of the Y2K Problem on such third parties will not have a material affect on the Company's operations. The Company has generally completed the study and assessment of the Y2K Problem relative to its material third party vendors, suppliers, customers and other business associates and will continue to follow up on incomplete and failed responses.

      The Company has, and will, utilize both internal and external resources to achieve Y2K compliance which will include modifying certain Y2K Systems and Components and replacing others. The Company presently estimates that the remaining costs to assure material Y2K compliance will be less than $100,000, to be incurred over the next 3 months. Such estimate is based upon the Company's study and assessment and is subject to modification as conditions change or more information is obtained. There can be no guarantee that this estimate will be achieved and actual results could materially differ from the estimate. Costs to date have been immaterial.

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

      The Company has not formulated a contingency plan in the event one or more of the Company's, or third party's, Y2K Systems and Components fail to achieve Y2K compliance. The Company will continue to review the necessity for a contingency plan as its Y2K study and assessment progresses. The decision to develop and the scope of a contingency plan will be based upon an evaluation of potential future unavoided or unavoidable risks of Y2K noncompliance and an assessment of the potential adverse impact to the Company.

Results of operations - First Quarter 2000 Compared to First Quarter 1999 (continued)

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





                                 THE SANDS REGENT
                                   (Registrant)




 Date: November 11, 1999         By        /s/ DAVID R. WOOD
                                    ----------------------------------------
                                 David R. Wood, Executive Vice President
                                 Principal Accounting and Financial Officer

                                INDEX TO EXHIBITS



                                                          Sequentially
    Exhibit                                                 Numbered
     Number                                                   Page
    -------                                               ------------
       27    Financial Data Schedule.........................