Form 10-Q
period 1999-12-31
SANDS REGENT
filed 2000-02-14
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended December 31, 1999 or

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

   At February 11, 2000, the registrant had outstanding 4,497,722 shares of its common stock, $.05 par value.

                         THE SANDS REGENT AND SUBSIDIARIES


                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                   Page No.
                                                                   -------
          PART I FINANCIAL INFORMATION

          Item 1.  Financial statements.                           1 - 7

               Consolidated Statements of Operations               1 - 2

               Consolidated Balance Sheets                         3 - 4

               Consolidated Statements of Cash Flows               5 - 6

               Notes to Interim Consolidated Financial
                   Statements                                        7

          Item 2.  Managements` Discussion and Analysis
                   of Financial Condition and Results of
                   Operations.                                     8 - 13

          PART II OTHER INFORMATION

          Item 1.  Legal Proceedings.                               14

          Item 2.  Changes in Securities.                           14

          Item 3.  Defaults Upon Senior Securities.                 14

          Item 4.  Submission of Matters to a Vote of
                   Security Holders.                                14

          Item 5.  Other Information.                               14

          Item 6.  Exhibits and Reports on Form 8-K.              14 - 15

          SIGNATURES                                                16


                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        THE SANDS REGENT AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

      (Dollars in thousands,                 THREE MONTHS                 SIX MONTHS
      except per share amounts)            ENDED DECEMBER 31,           ENDED DECEMBER 31,
                                         1998           1999           1998           1999
                                       --------       --------       --------       --------
Operating revenues:
  Gaming                               $  9,860       $  4,847       $ 19,405       $  9,707
  Lodging                                 1,843          1,622          4,615          4,324
  Food and beverage                       1,946          1,512          4,052          3,346
  Other                                     324            251            709            574
                                       --------       --------       --------       --------
                                         13,973          8,232         28,781         17,951
Less complimentary lodging, food
  and beverage included above               765            466          1,431          1,001
                                       --------       --------       --------       --------
                                         13,208          7,766         27,350         16,950
                                       --------       --------       --------       --------
Operating costs and expenses:
  Gaming                                  5,125          2,371         10,301          4,699
  Lodging                                   947            984          2,128          2,098
  Food and beverage                       1,673          1,357          3,564          2,899
  Other                                     128            127            277            266
  Maintenance and utilities               1,337            733          3,098          1,488
  General and administrative              3,325          1,788          6,585          3,428
  Depreciation and amortization             988            711          2,016          1,430
                                       --------       --------       --------       --------
                                         13,523          8,071         27,969         16,308
                                       --------       --------       --------       --------
Income (loss) from operations              (315)          (305)          (619)           642

Other income (deductions):
  Interest and other income                  72             87            175            163
  Interest and other expense               (556)          (244)        (1,083)          (567)
  Gain (loss) on disposition of
    property and equipment                    -            (49)             -            103
                                       --------       --------       --------       --------
                                           (484)          (206)          (908)          (301)
                                       --------       --------       --------       --------
Income (loss) before income taxes          (799)          (511)        (1,527)           341

Income tax (provision) benefit              180            193            425            (48)
                                       --------       --------       --------       --------
Net income (loss)                      ($   619)      ($   318)      ($ 1,102)      $    293
                                       ========       ========       ========       ========

      (continued)


 The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

      (Dollars in thousands,                      THREE MONTHS                 SIX MONTHS
      except per share amounts)                 ENDED DECEMBER 31,           ENDED DECEMBER 31,
            (continued)                       -----------------------       -----------------------
                                                1998           1999           1998           1999
                                              --------       --------       --------       --------
Net income (loss) per share:

   Basic                                         ($.14)         ($.07)        ($.25)          $.07
                                                =======        =======       =======        =======
   Diluted                                       ($.14)         ($.07)        ($.25)          $.06
                                                =======        =======       =======        =======
 Weighted average shares outstanding:

   Basic                                     4,498,722     4,496,179      4,498,722      4,495,950
                                             =========     =========      ========       =========
   Diluted                                   4,498,722     4,496,179      4,498,722      4,527,202
                                             =========     =========      ========       =========







 The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Unaudited)

 (Dollars in thousands)                           JUNE 30,    DECEMBER 31,
                                                   1999          1999
                                                  -------      -------
                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                       $ 5,540      $ 5,487
  Short-term investments                               10        1,226
  Accounts receivable less allowance for
    possible losses of $27 and $21                  1,096          424
  Note receivable, sale of subsidiaries               180          180
  Inventories                                         483          573
  Federal income tax refund receivable                300          288
  Prepaid expenses and other assets                 1,215        1,036
                                                  -------      -------
      Total current assets                          8,824        9,214

PROPERTY AND EQUIPMENT:
  Land                                              8,093        8,456
  Buildings and improvements                       35,751       36,466
  Equipment, furniture and fixtures                18,508       17,591
  Construction in progress                            768        1,001
                                                  -------      -------
                                                   63,120       63,514
  Less accumulated depreciation
    and amortization                               30,126       29,823
                                                  -------      -------
      Property and equipment, net                  32,994       33,691
                                                  -------      -------
OTHER ASSETS:
  Note receivable, sale of subsidiaries, net        1,741        1,485
  Other                                               135          487
                                                  -------      -------
      Total other assets                            1,876        1,972
                                                  -------      -------

      Total assets                                $43,694      $44,877
                                                  =======      =======









 The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Unaudited)

 (Dollars in thousands)                           JUNE 30,     DECEMBER 31,
                                                    1999           1999
                                                  --------       --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                $    814       $  2,392
  Accrued salaries, wages and benefits                 854            950
  Other accrued expenses                               270            115
  Deferred federal income tax liability                299            162
  Current maturities of long-term debt              10,752            250
                                                  --------       --------
      Total current liabilities                     12,989          3,869

LONG-TERM DEBT                                         491         10,352
                                                  --------       --------
DEFERRED FEDERAL INCOME TAX LIABILITY                  370            518
                                                  --------       --------
      Total liabilities                             13,850         14,739
                                                  --------       --------


STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                      --             --
  Common stock, $.05 par value, 20,000,000
    shares authorized; 6,898,722 and
    6,899,722 shares issued                            345            345
  Additional paid-in capital                        13,074         13,075
  Retained earnings                                 38,783         39,076
                                                  --------       --------
                                                    52,202         52,496
  Treasury stock, at cost, 2,403,000 shares        (22,358)       (22,358)
                                                  --------       --------
      Total stockholders' equity                    29,844         30,138
                                                  --------       --------
      Total liabilities and stockholders'
        equity                                    $ 43,694       $ 44,877
                                                  ========       ========








 The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       SIX MONTHS
 (Dollars in thousands)                             ENDED DECEMBER 31,
                                                  ---------------------
                                                   1998           1999
                                                  -------       -------
OPERATING ACTIVITIES:
  Net income (loss)                               ($1,102)      $   293
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization                   2,016         1,430
    (Gain) loss on disposal of property
      and equipment                                    32          (103)
    Decrease in accounts receivable                    36            19
    (Increase) decrease in inventories                 22           (90)
    Decrease in prepaid expenses
      and other current assets                         15           179
    Decrease in other assets                           21            63
    Increase in accounts payable                      194           720
    (Decrease) in accrued expenses                   (406)          (59)
    Change in federal income taxes
      payable/receivable                             (330)           12
    Change in deferred federal income taxes          (106)           11
                                                  -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES             392         2,475
                                                  -------       -------
INVESTING ACTIVITIES:
  Purchase of short-term investments                    -        (1,966)
  Sale and maturity of short-term
    investments                                         -           750
  Receipt of funds previously held in escrow
    and included in accounts receivable
    relative to the sale of subsidiaries                -           653
  Payments received on note receivable                  -           256
  Additions to property and equipment                (545)       (1,439)
  Proceeds from sale of property and
    equipment                                          22           273
  Down payment on sale of subsidiaries
    held in escrow and reflected in
    accounts receivable                              (500)            -
  Cash retained by former subsidiary
    companies upon sale                            (3,277)            -
                                                  -------       -------
NET CASH USED IN INVESTING ACTIVITIES              (4,300)       (1,473)
                                                  -------       -------





 The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      SIX MONTHS
 (Dollars in thousands)                           ENDED DECEMBER 31,
                                                -----------------------
                                                  1998           1999
                                                --------       --------
FINANCING ACTIVITIES:
  Payment of accounts payable on prior
    period purchases of property and
    equipment                                         (9)            --
  Issuance of long-term debt                         239         10,000
  Payment of costs relative to
    issuance of long-term debt                        --           (415)
  Payments on long-term debt                        (521)       (10,641)
  Issuance of common stock                            --              1
                                                --------       --------
NET CASH USED IN FINANCING ACTIVITIES               (291)        (1,055)
                                                --------       --------
DECREASE IN CASH AND CASH EQUIVALENTS             (4,199)           (53)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                           9,203          5,540
                                                --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $  5,004       $  5,487
                                                ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Net investment in subsidiaries converted
    to note receivable upon sale, net           $  2,171       $     --
                                                ========       ========
  Property and equipment acquired by
    accounts payable                            $     --       $    858
                                                ========       ========
  Interest paid, net of amount capitalized      $    846       $    703
                                                ========       ========
  Federal income taxes paid                     $     --       $    --
                                                ========       ========














 The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998


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

     The Consolidated Balance Sheet at June 30, 1999 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of December 31, 1999 and the results of operations and cash flows for the three and six months ended December 31, 1999 and 1998 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary Zante, Inc. ("Zante") (together the "Company"). The Consolidated Statements of Operations and Cash Flows, for the three and six months ended December 31, 1998, include the accounts of the wholly owned subsidiaries Patrician, Inc. ("Patrician"), Gulfside Casino, Inc. ("GCI"), Artemis, Inc. ("Artemis"), and Gulfside Casino Partnership ("GCP") which were sold by the Company to unrelated third parties on December 23, 1998. Zante owns and operates the Sands Regency casino/hotel in Reno, Nevada and GCP owned and operated the Copa Casino in Gulfport, Mississippi.

 NOTE 2 - EARNINGS PER SHARE

      The weighted average number of shares outstanding for the calculation of diluted earnings per share, for the six months ended December 31, 1999, include the dilutive effect of Company stock options to purchase common stock. For the three and six months ended December 31, 1998 and the three months ended December 31, 1999 there were no outstanding convertible securities that would result in dilutive potential common shares.

 ITEM 2.  Management's Discussion and Analysis of

          Financial Condition and Results of Operations.

      The Company sold Patrician, GCI and Artemis, including the Copa Casino, to unrelated third parties on December 23, 1998. The Company's consolidated statements of operations and cash flows include the operating results of such companies through December 23, 1998. Management's Discussion and Analysis of Financial Condition and Results of Operations will be directed at continuing operations with only general and otherwise pertinent information provided regarding operating results for the Companies sold.

 Results of operations - Three months ended December 31, 1999 compared to three months ended December 31, 1998

      In the three month period ended December 31, 1999, compared to the same three months ended December 31, 1998, revenues decreased to $7.8 million from $13.2 million. This decrease in revenues is due to the elimination of revenues from the Copa Casino of $5.8 million. Such decrease was offset by improved revenues from the Sands Regency to $7.8 million in the current year second quarter from $7.4 million in the prior year second quarter, an increase of over 5%. For the same comparable quarters, the loss from operations was approximately the same at slightly more than $300,000. The loss from operations attributable to the Sands Regency improved from $686,000 in the prior year second quarter to $305,000 in the current year second quarter and the prior year income from operations of $371,000 from the Copa Casino was eliminated.

     The Company had a net loss of $318,000, or loss per share of $.07, in the quarter ended December 31, 1999 which is an improvement over the quarter ended December 31, 1998 net loss of $619,000, or loss per share of $.14. For the same comparable quarters, the net loss from the Sands Regency improved to $318,000 as compared to $660,000 in the prior year second quarter and the prior year net income from the Copa Casino of $40,000 was eliminated.

      The improvements in revenue, income from operations and net income at the Sands Regency are a result of improved gaming revenue and the continued positive effect of improved methods of operations and increased efficiencies implemented in fiscal 1999.

      The decrease in lodging revenue to $1.6 million in the second quarter of fiscal 2000, from $1.8 million in the second quarter of fiscal 1999, is due to a decline in occupancy and the average room rate. Hotel occupancy declined from approximately 61,000 room nights (70.9%) in the December 31, 1998 quarter to 58,000 room nights (75.1%) in the quarter ended December 31, 1999. For the same comparable quarters, the average room rate declined from $30 to $28. In early April 1999, the Company discontinued the use of 102 older motel rooms which were razed.

     The $5 million decrease in gaming revenue, in the December 1999 quarter versus the December 1998 quarter, consists of the elimination of gaming revenues from the Copa Casino of $5.5 million and improved gaming revenues from the Sands Regency. At the Sands Regency, gaming revenues improved from $4.3 million in the second quarter of fiscal 1999 to $4.8 million in the

 Results of operations - Three months ended December 31, 1999 compared to three months ended December 31, 1998 (continued)

 second quarter of fiscal 2000, a 12% increase. Such increase is attributable to an increase in casino gaming revenue per occupied room. Casino revenue per occupied room increased from approximately $68 to $82 which reflects, in part, increased gaming from non-hotel guests, primarily local residents. In order to attract non-hotel guests, the Company has added new games and liberalized rules and payouts.

      The decrease in food and beverage revenue of $434,000, in the three months ended December 31, 1999 versus the comparable prior year three months, consists of a decrease from the Copa Casino of $471,000 which was partially offset by an increase at the Sands Regency of $37,000. Such increase at the Sands Regency is due to increased food revenue per occupied room which increased from approximately $21 in the three months ended December 31, 1998 to approximately $22 in the three months ended December 31, 1999. Such improvement is due to the updating of food venues and menu prices and an increase in food and beverages provided to non-hotel guests.

      The decrease in other revenue of $73,000, in the quarter ended December 31, 1999 versus the quarter ended December 31, 1998, is primarily due to the elimination of the Copa Casino. The decrease in complimentary lodging, food and beverage, deducted from revenue, of $299,000 is also primarily attributable to the elimination of the Copa Casino.

      The decrease in gaming costs and expenses of $2.8 million in the three months ended December 31, 1999, compared to the three months ended December 31, 1998, consists of decreases from the Copa Casino and Sands Regency of $2.7 million and $23,000, respectively. The decrease at the Sands Regency is due, in part, to improved operating practices and methods implemented in fiscal 1999.

     The decrease in food and beverage costs and expense of $316,000, in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, is primarily attributable to the elimination of the Copa Casino.

     The decrease in maintenance and utilities costs and expenses of $604,000 consists of the elimination of costs and expenses associated with the Copa Casino of $559,000 and a decline from the Sands Regency of approximately $45,000. The decrease at the Sands Regency is primarily salaries, wages and benefits and utility costs and is, in part, a result of the continuing effect of improved efficiencies at the Sands Regency.

      The decreases in general and administrative costs and expenses and depreciation and amortization expense of $1.5 million and $277,000, respectively, in the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998, are primarily attributable to the Copa Casino.

      The decrease in interest and other expense of $312,000 includes a decrease due to the elimination of the Copa Casino of $215,000 and a decrease at the Sands Regency of approximately $97,000. The decrease at the Sands Regency is primarily due to the elimination of prior accrued interest payable upon the successful refinancing of the Company's secured bank debt.

 Results of operations - Three months ended December 31, 1999 compared to three months ended December 31, 1998 (continued)

   The effective income tax rate in the three months ended December 31, 1999 is different from the statutory rate due to the impact of certain tax credits that otherwise reduce income taxes for federal income tax purposes. The effective income tax rate in the three months ended December 31, 1998 is different from the statutory rate due to certain items that are not deductible for federal income tax purposes.

 Results of operations - First six months of fiscal 2000 compared to 1999

      In the six months ended December 31, 1999, compared to the six months ended December 31, 1998, revenues decreased to $17 million from $27.4 million. This decrease in revenues is due to the elimination of revenues from the Copa Casino of $11.5 million. Such decrease was offset by improved revenues from the Sands Regency to $16.9 million in the current year first half from $15.9 million in the prior year first half, an increase of almost 7%. For the same comparable six month periods, income from operations improved from a loss from operations of $619,000 to income from operations of $642,000. Approximately all of this $1.3 million increase in income from operations is attributable to the Sands Regency.

      The Company had net income in the six months ended December 31, 1999 of $293,000, or income per share (basic) of $.07, as compared to a net loss of $1.1 million, or loss per share of $.25 in the six months ended December 31, 1998. This $1.4 million improvement in net income includes the elimination of the prior year first half net loss from the Copa Casino of $294,000 and improved net income from the Sands Regency. Net income from the Sands Regency improved from a net loss of $809,000 to net income of $293,000.

      The improvements in revenue, income from operations and net income at the Sands Regency are a result of improved gaming revenue and the continued positive effect of improved methods of operations and increased efficiencies implemented in fiscal 1999.

      The decrease in lodging revenue to $4.3 million in the first half of fiscal 2000, from $4.6 million in the first half of fiscal 1999, is due to a decline in occupancy and the average room rate. Hotel occupancy declined from approximately 128,000 room nights (74.2%) in the December 31, 1998 six month period to 127,000 room nights (82.3%) in the six months ended December 31, 1999. For the same comparable periods, the average room rate declined from $36 to $34. In early April 1999, the Company discontinued the use of 102 older motel rooms which were razed.

     The $9.7 million decrease in gaming revenue, in the six months ended December 31, 1999 versus the December 31, 1998 six months, consists of the elimination of gaming revenues from the Copa Casino of $10.9 million and improved gaming revenues from the Sands Regency. At the Sands Regency, gaming revenues improved from $8.5 million to $9.7 million, a 14% increase. Such increase is attributable to an increase in casino gaming revenue per occupied room. Casino revenue per occupied room increased from approximately $64 to $75 which reflects, in part, increased gaming from non-hotel guests, primarily local residents. In order to attract non-hotel guests, the Company has added new games and liberalized rules and payouts.

 Results of operations - First six months of fiscal 2000 compared to 1999 (continued)

      The decrease in food and beverage revenue of $706,000, in the six months ended December 31, 1999 versus the comparable prior year six months, consists of a decrease from the Copa Casino of $917,000 which was partially offset by an increase at the Sands Regency of $211,000. Such increase at the Sands Regency is due to increased food revenue per occupied room which increased from approximately $21 in the six months ended December 31, 1998 to approximately $22 in the six months ended December 31, 1999. Such improvement is due to the updating of food venues and menu prices and an increase in food and beverages provided to non-hotel guests.

      The decrease in other revenue of $135,000, in the six months ended December 31, 1999 versus the six months ended December 31, 1998, is primarily due to the elimination of the Copa Casino. The decrease in complimentary lodging, food and beverage, deducted from revenue, of $430,000 is also primarily attributable to the elimination of the Copa Casino.

      The decrease in gaming costs and expenses of $5.6 million in the six months ended December 31, 1999, compared to the six months ended December 31, 1998, consists of decreases from the Copa Casino and Sands Regency of $5.5 million and $93,000, respectively. The decrease at the Sands Regency is due, in part, to improved operating practices and methods implemented in fiscal 1999.

     The decrease in food and beverage costs and expense of $665,000, in the first half of fiscal 2000 compared to the first half of fiscal 1999, is primarily attributable to the elimination of the Copa Casino. At the Sands Regency, food and beverage costs did not significantly increase, despite the related increase in revenue.

     The decrease in maintenance and utilities costs and expenses of $1.6 million consists of the elimination of costs and expenses associated with the Copa Casino of $1.4 million and a decline from the Sands Regency of approximately $185,000. The decrease at the Sands Regency is primarily salaries, wages and benefits and utility costs and is, in part, a result of the continuing effect of improved efficiencies at the Sands Regency.

      The decreases in general and administrative costs and expenses and depreciation and amortization expense of $3.2 million and $586,000, respectively, in the six months ended December 31, 1999 as compared to the six months ended December 31, 1998, are primarily attributable to the Copa Casino. At the Sands Regency, the Company incurred increased advertising and promotional cost of approximately $160,000 which were offset by a decline in various other costs and expenses. Such increased advertising and promotional costs are due to expanded advertising efforts and in-house promotional programs to attract hotel and non-hotel guests. The decrease in various other costs and expenses is due to improved operating methods and practices.

      The decrease in interest and other expense of $516,000 includes a decrease due to the elimination of the Copa Casino of $391,000 and a decrease at the Sands Regency of approximately $125,000. The decrease at the Sands Regency is primarily due to the elimination of prior accrued interest payable upon the successful refinancing of the Company's secured bank debt.

 Results of operations - First six months of fiscal 2000 compared to 1999 (continued)

     The effective income tax rate in the six months ended December 31, 1999 is different from the statutory rate due to the impact of certain tax credits that otherwise reduce income taxes for federal income tax purposes. The effective income tax rate in the six months ended December 31, 1998 is different from the statutory rate due to certain items that are not deductible for federal income tax purposes.

 Capital resources and liquidity

      In December 1999, the Company successfully refinanced its long-term bank debt. Such debt was otherwise due in full in January 2000 and was included on the Company's Consolidated Balance Sheet as a current liability. The new long-term debt is for $10 million and requires monthly interest only payments at an annual interest rate of 10.75%. The principal balance is due in full in December 2004. As a result of the refinancing, the Company's working capital has improved by over $10 million.

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

 Year 2000

     The Company completed all phases of its study and evaluation of its Y2K Systems and Components presently utilized by the Company prior to December 31, 1999 including inquiries and follow-up with material third party vendors. Appropriate corrective actions, as necessary, were also undertaken. Upon the change in date to the year 2000, the Company did not experience any significant issues or adverse conditions relative to its Y2K Systems and Components nor was it adversely impacted by potential Y2K failures experienced by third party vendors.

 The cost to the Company to assure Y2K compliance, including remediation efforts, was insignificant and did not materially affect the Company's financial condition. The Company believes that there is a minimal probability of future material adverse impacts relative to potential failures of its Y2K Systems and Components and has significantly curtailed further Y2K compliance efforts included the need to develop contingency plans.

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

          NONE

 Item 3.  Defaults Upon Senior Securities.

          NONE

 Item 4.  Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Shareholders was held on November 1, 1999 for the following purposes:

      1. Proposal One - The election of the following members of the Board of Directors:

         Name                                     For           Withheld
         ----                                     ---           --------
    Katherene Latham                            4,338,825        22,652
    Pete Cladianos, Jr.                         4,338,825        22,652
    Pete Cladianos III                          4,338,825        22,652

      The remaining continuing Directors are Ferenc B. Szony, Jon N. Bengtson, Louis J. Phillips, Larry Tuntland and David R. Wood.

 Item 5.  Other Information.

          NONE

 Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          10(a) Loan and Security Agreement, dated December 3, 1999, by and between Foothill Capital Corporation and Zante, Inc.; and the related Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents; General Continu-ing Guarantee; Guarantor Security Agreement; and Stock Pledge Agreement

          10(b) Amendment to Employment Agreement, dated December 15,
                1999, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent

          10(c) Employment Agreement, dated January 9, 2000, by and between David R. Wood (as Executive Vice President and Chief Financial Officer) and The Sands Regent

          27    Financial Data Schedule.

     (b)  Reports on Form 8-K:

          NONE

 SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                THE SANDS REGENT
                                  (Registrant)





   Date: February 11, 2000     By    /S/ David R. Wood
                                 ---------------------------------------------
                                 David R. Wood, Executive Vice President
                                 Principal Accounting and Financial Officer

                                INDEX TO EXHIBITS

                                                              Sequentially
     Exhibit                                                    Numbered
     Number                                                       Page
    -------                                                   ------------~

       10(a) Loan and Security Agreement, dated December 3,
             1999, by and between Foothill Capital
             Corporation and Zante, Inc.; and the related
             Deed of Trust, Security Agreement and Fixture
             Filing with Assignment of Rents; General
             Continuing Guarantee; Guarantor Security
             Agreement; and Stock Pledge Agreement...........

       10(b) Amendment to Employment Agreement, dated
             December 15, 1999, by and between Ferenc B.
             Szony (as President and Chief Executive
             Officer) and The Sands Regent...................

       10(c) Employment Agreement, dated January 9, 2000,
             by and between David R. Wood (as Executive
             Vice President and Chief Financial Officer)
             and The Sands Regent............................

       27    Financial Data Schedule.........................