Form 10-Q
period 2000-03-31
SANDS REGENT
filed 2000-05-15
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended March 31, 2000 or

   ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ____________ to ____________

   Commission file number  0-14050



                                THE SANDS REGENT
               (exact name of registrant as specified in charter)

                 Nevada                                  88-0201135
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


    345 North Arlington Avenue, Reno, Nevada                 89501
     (Address of principal executive offices)              (zip code)


   Registrant's telephone number, including area code   (775) 348-2200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On May 12, 2000, the registrant had outstanding 4,497,722 shares of its common stock, $.05 par value.

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

                          PART I FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

 (Dollars in thousands,                     THREE MONTHS                  NINE MONTHS
 except per share amounts)                  ENDED MARCH 31,              ENDED MARCH 31,
                                       -----------------------       -----------------------
                                         1999           2000           1999           2000
                                       --------       --------       --------       --------
Operating revenues:
  Gaming                               $  4,236       $  5,529       $ 23,641       $ 15,236
  Lodging                                 1,777          1,698          6,392          6,022
  Food and beverage                       1,510          1,556          5,562          4,902
  Other                                     331            300          1,040            874
                                       --------       --------       --------       --------
                                          7,854          9,083         36,635         27,034
Less complimentary lodging, food
  and beverage included above               486            460          1,917          1,461
                                       --------       --------       --------       --------
                                          7,368          8,623         34,718         25,573
                                       --------       --------       --------       --------
Operating costs and expenses:
  Gaming                                  2,210          2,455         12,511          7,154
  Lodging                                   946            989          3,074          3,087
  Food and beverage                       1,306          1,363          4,870          4,262
  Other                                     116            136            393            402
  Maintenance and utilities                 794            766          3,892          2,254
  General and administrative              1,592          1,785          8,177          5,213
  Depreciation and amortization             700            732          2,716          2,162
                                       --------       --------       --------       --------
                                          7,664          8,226         35,633         24,534
                                       --------       --------       --------       --------
Income (loss) from operations              (296)           397           (915)         1,039
                                       --------       --------       --------       --------
Other income (deductions):
  Interest and other income                  67             87            242            250
  Interest and other expense               (326)          (312)        (1,409)          (879)
  Gain on disposition of
    property and equipment                   --             25             --            128
                                       --------       --------       --------       --------
                                           (259)          (200)        (1,167)          (501)
                                       --------       --------       --------       --------
Income (loss) before income taxes          (555)           197         (2,082)           538

Income tax (provision) benefit              177            (54)           602           (102)
                                       --------       --------       --------       --------
Net income (loss)                      $   (378)      $    143       $ (1,480)      $    436
                                       ========       ========       ========       ========

      (continued)



The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

 (Dollars in thousands,                        THREE MONTHS                NINE MONTHS
 except per share amounts)                    ENDED MARCH 31,             ENDED MARCH 31,
                                          -----------------------    ------------------------
      (continued)                           1999          2000          1999           2000
                                          ---------    ----------    ----------    ----------
Net income (loss) per share:

  Basic                                   $    (.08)   $      .03    $     (.33)   $      .10
                                          =========    ==========    ==========    ==========
  Diluted                                 $    (.08)   $      .03    $     (.33)   $      .10
                                          =========    ==========    ==========    ==========

Weighted average shares outstanding:

  Basic                                   4,498,361     4,497,381     4,497,622     4,496,424
                                          =========    ==========    ==========    ==========
  Diluted                                 4,498,361     4,564,962     4,497,622     4,538,897
                                          =========    ==========    ==========    ==========



The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Unaudited)


 (Dollars in thousands)                           JUNE 30,     MARCH 31,
                                                   1999          2000
                                                  -------      -------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $ 5,540      $ 7,161
  Short-term investments                               10          743
  Accounts and notes receivable less allow-
    ance for possible losses of $27 and $26         1,096          335
  Note receivable, sale of subsidiaries               180          180
  Inventories                                         483          575
  Federal income tax refund receivable                300            7
  Prepaid expenses and other assets                 1,215          888
                                                  -------      -------
      Total current assets                          8,824        9,889

PROPERTY AND EQUIPMENT:
  Land                                              8,093        8,476
  Buildings and improvements                       35,751       37,142
  Equipment, furniture and fixtures                18,508       17,993
  Construction in progress                            768          146
                                                  -------      -------
                                                   63,120       63,757
  Less accumulated depreciation
    and amortization                               30,126       30,387
                                                  -------      -------
                                                   32,994       33,370

OTHER ASSETS:
  Deferred federal income tax asset                    --           --
  Note receivable, sale of subsidiaries, net        1,741        1,347
  Other                                               135          487
                                                  -------      -------
                                                    1,876        1,834
                                                  -------      -------
      Total assets                                $43,694      $45,093
                                                  =======      =======



The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Unaudited)


 (Dollars in thousands)                           JUNE 30,       MARCH 31,
                                                   1999            2000
                                                  --------       --------
            LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                $    814       $  2,041
  Accrued salaries, wages and benefits                 854          1,288
  Other accrued expenses                               270            234
  Deferred federal income tax liability                299            114
  Current maturities of long-term debt              10,752            257
                                                  --------       --------
      Total current liabilities                     12,989          3,934

LONG-TERM DEBT                                         491         10,279
                                                  --------       --------
DEFERRED FEDERAL INCOME TAX LIABILITY                  370            598
                                                  --------       --------
      Total liabilities                             13,850         14,811
                                                  --------       --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                      --             --
  Common stock, $.05 par value, 20,000,000
    shares authorized, 6,898,722 and
    6,900,722 shares issued                            345            345
  Additional paid-in capital                        13,074         13,076
  Retained earnings                                 38,783         39,219
                                                  --------       --------
                                                    52,202         52,640
  Treasury stock, at cost, 2,403,000 and
    2,403,000 shares                               (22,358)       (22,358)
                                                  --------       --------
      Total stockholders' equity                    29,844         30,282
                                                  --------       --------
      Total liabilities and stockholders'
        equity                                    $ 43,694       $ 45,093
                                                  ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

   (Dollars in thousands)                            NINE MONTHS ENDED
                                                        MARCH 31,
                                                  ---------------------
                                                   1999          2000
                                                  -------       -------
OPERATING ACTIVITIES:
  Net income (loss)                               ($1,480)      $   436
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization                   2,716         2,162
    (Gain) loss on sale of property
      and equipment                                    32          (128)
    (Increase) decrease in accounts
      and notes receivable                            113           108
    (Increase) decrease in inventories                 60           (92)
    Decrease in prepaid expenses
      and other current assets                         72           327
    Decrease in other assets                           51            90
    Increase in accounts payable                    1,205           747
    Increase in accrued expenses                      146           398
    Change in federal income taxes
      payable/receivable                              382           293
    Changes in deferred federal
      income taxes                                   (231)           43
                                                  -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES           3,066         4,384
                                                  -------       -------
INVESTING ACTIVITIES:
  Purchase of short term investments                   --        (1,983)
  Sale and maturity of short-term
    investments                                        --         1,250
  Receipt of funds previously held in escrow
    and included in accounts receivable
    relative to the sale of subsidiaries               --           653
  Payments received on note receivable                 --           394
  Additions to property and equipment                (866)       (2,257)
  Proceeds from sale of property and
    equipment                                          22           327
  Down payment on sale of subsidiaries
    held in escrow and reflected in
    accounts receivable                              (500)           --
  Cash retained by former subsidiary
    companies upon sale                            (3,277)           --
                                                  -------       -------
NET CASH USED IN INVESTING ACTIVITIES              (4,621)       (1,616)
                                                  -------       -------



The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

   (Dollars in thousands)                           NINE MONTHS ENDED
                                                       MARCH 31,
                                                -----------------------
                                                  1999           2000
                                                --------       --------
FINANCING ACTIVITIES:
  Payment of accounts payable on prior
    period purchases of property and
    equipment                                         (9)            --
  Issuance of long-term debt                         239         10,000
  Payment of costs relative to
    issuance of long-term debt                        --           (442)
  Payments on long-term debt                        (675)       (10,707)
  Issuance of common stock                            --              2
  Purchase of Company common stock                    (3)            --
                                                --------       --------
NET CASH USED IN FINANCING ACTIVITIES               (448)        (1,147)
                                                --------       --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                (2,003)         1,621
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                           9,203          5,540
                                                --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $  7,200       $  7,161
                                                ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Net investment in subsidiaries converted
    to note receivable upon sale, net           $  2,171       $     --
                                                ========       ========
  Payments received on note receivable
    from sale of subsidiaries held in
    escrow and reflected in accounts
    receivable                                  $   (106)      $     --
                                                ========       ========
  Property and equipment acquired by
    accounts payable                            $     --       $    480
                                                ========       ========
  Interest paid, net of amount capitalized      $  1,046       $  1,015
                                                ========       ========
  Federal income taxes paid                     $     --       $     --
                                                ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                        THE SANDS REGENT AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999


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

        The Consolidated Balance Sheet at June 30, 1999 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of March 31, 2000 and the results of operations for the three and nine months and cash flows for nine months ended March 31, 2000 and 1999 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

        The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary Zante, Inc. ("Zante") (together the "Company"). The Consolidated Statements of Operations and Cash Flows, for the nine months ended March 31, 1999, include the accounts of the wholly owned subsidiaries Patrician, Inc. ("Patrician"), Gulfside Casino, Inc. ("GCI"), Artemis, Inc. ("Artemis"), and Gulfside Casino Partnership ("GCP") which were sold by the Company to unrelated third parties on December 23, 1998. Zante owns and operates the Sands Regency casino/hotel in Reno, Nevada and GCP owned and operated the Copa Casino in Gulfport, Mississippi.

NOTE 2 - EARNINGS PER SHARE

        The weighted average number of shares outstanding for the calculation of diluted earnings per share, for the three and nine months ended March 31, 2000, include the dilutive effect of Company stock options to purchase common stock. For the three and nine months ended March 31, 1999, there were no outstanding convertible securities that would result in dilutive potential common shares.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Company sold Patrician, GCI and Artemis, including the Copa Casino, to unrelated third parties on December 23, 1998. The Company's consolidated statements of operations and cash flows include the operating results of such companies through December 23, 1998 which are included in the nine months ended March 31, 1999. Management's Discussion and Analysis of Financial Condition and Results of Operations will be directed at continuing operations with only general and otherwise pertinent information provided regarding operating results for the companies sold.

Results of operations - Three months ended March 31, 2000 compared to three months ended March 31, 1999

        In the three month period ended March 31, 2000, compared to the same three months ended March 31, 1999, revenues, which included only the Sands Regency, increased to $8.6 million from $7.4 million, a 17 percent increase. For the same comparable quarters, income from operations improved from a loss from operations of $296,000 in the third quarter of fiscal 1999 to income from operations of $397,000 in the third quarter of fiscal 2000.

        Net income and net income per share also improved from a net loss of $378,000, or loss per share of $(.08), in the three months ended March 31, 1999 to net income of $143,000, or income per share (basic and diluted) of $.03, in the three months ended March 31, 2000. Earnings before depreciation, interest, gain/(loss) and taxes (EBITDA) also improved from $471,000 to $1.2 million, an increase of over 150 percent.

        The improvements in revenue, income from operations, net income and EBITDA are a result of improved gaming revenue and the continued positive effect of improved methods of operations and increased efficiencies implemented in fiscal 1999.

        The decrease in lodging revenue to $1.7 million in the third quarter of fiscal 2000, from $1.8 million in the third quarter of fiscal 1999, is due to a decline in the average room rate. The average room rate declined from approximately $30 in the quarter ended March 31, 1999 to $28 in the quarter ended March 31, 2000. Hotel occupancy for the comparable quarters was approximately the same at 60,000 room nights rented which represented a 78.7% occupancy in the March 31, 2000 quarter versus 71.0% in the quarter ended March 31, 1999. In early April 1999, the Company discontinued the use of 102 older motel rooms which were razed.

        Gaming revenue improved by over 30% to $5.5 million in the March 31, 2000 quarter versus $4.2 million in the March 1999 quarter. Such increase represents improved casino revenue per occupied room which increased from approximately $69 per occupied room to $90. This reflects, in part, increased gaming from non-hotel guests, primarily local residents. In order to attract non-hotel guests, the Company has added new games, including Bingo in February 2000, and has liberalized rules and payouts. The Company has also implemented various promotions to reward guest gaming activity.

Results of operations - Three months ended March 31, 2000 compared to three months ended March 31, 1999 (continued)

        Food and beverage revenue increase from approximately $1.5 million in the three months ended March 31, 1999 to $1.6 million in the three months ended March 31, 2000. Such improvement is due, in part, to the updating of food venues and menu prices and an increase in food and beverages provided to non-hotel guests.

        Gaming costs and expenses increased from $2.2 million in the three months ended March 31, 1999 to $2.5 million in the three months ended March 31, 2000. Such increase is primarily related to the associated increase in gaming revenue. The increase in food and beverage costs and expense of $57,000, in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999, is likewise primarily related to the associated increase in food and beverage revenue.

        General and administrative costs and expenses increased by approximately $193,000 to $1.8 million in the three months ended March 31, 2000 compared to $1.6 million in the three months ended March 31, 1999. Such increase includes increased advertising and promotions and expenses and an increase in incentive compensation. The increased advertising and promotional costs are due to expanded advertising efforts and in-house promotional programs to attract hotel and non-hotel guests.

        The effective income tax rate in the three months ended March 31, 2000 is different from the statutory rate due to the impact of certain tax credits that otherwise reduce income taxes for federal income tax purposes.

Results of operations - First nine months of fiscal 2000 compared to first nine months of fiscal 1999

        In the nine months ended March 31, 2000, compared to the nine months ended March 31, 1999, revenues decreased to $25.6 million from $34.7 million. This decrease in revenues is due to the elimination of revenues from the Copa Casino of $11.5 million. Such decrease was offset by improved revenues from the Sands Regency to $25.6 million in the current year nine months from $23.3 million in the prior year nine months, an increase of 10%. For the same comparable nine month periods, income from operations improved from a loss from operations of $915,000 to income from operations of $1.0 million. Approximately all of this $2.0 million increase in income from operations is attributable to the Sands Regency.

        The Company had net income in the nine months ended March 31, 2000 of $436,000, or income per share (basic and diluted) of $.10, as compared to a net loss of $1.5 million, or loss per share of $.33 in the nine months ended March 31, 1999. This $1.9 million improvement in net income includes the elimination of the prior net loss from the Copa Casino of $294,000 and improved net income from the Sands Regency. Net income from the Sands Regency improved from a net loss of $1.2 million to net income of $436,000.

        Earnings before depreciation, interest, gain/(loss) and taxes (EBITDA) also improved from $2.0 million in the nine months ended March 31, 1999 to $3.5 million in the nine months ended March 31, 2000. At the Sands Regency, EBITDA improved by approximately 150 percent from $1.4 million to $3.5 million.

Results of operations - First nine months of fiscal 2000 compared to first nine months of fiscal 1999 (continued)

        The improvements in revenue, income from operations, net income and EBITDA at the Sands Regency are a result of improved gaming revenue and the continued positive effect of improved methods of operations and increased efficiencies implemented in fiscal 1999.

        The decrease in lodging revenue to $6.0 million in the nine months ended March 31, 2000, from $6.4 million in the nine months ended March 31, 1999, is due to a slight decline in occupancy and a decline in the average room rate. Hotel occupancy declined from approximately 188,000 room nights (73.1%) in the March 31, 1999 nine months to 187,000 room nights (81.1%) in the nine months ended March 31, 2000. Such decline in occupancy is primarily attributable to the months of November, December and January. For the same comparable periods, the average room rate also declined from approximately $34 to $32. In early April 1999, the Company discontinued the use of 102 older motel rooms which were razed.

        The $8.4 million decrease in gaming revenue, in the nine months ended March 31, 2000 versus the March 31, 1999 nine months, consists of the elimination of gaming revenues from the Copa Casino of $10.9 million and increased gaming revenues from the Sands Regency of $2.5 million. At the Sands Regency, gaming revenues improved from $12.7 million to $15.2 million, a 20% increase. Such increase is attributable to an increase in casino gaming revenue per occupied room. Casino revenue per occupied room increased from approximately $66 to $80 which reflects, in part, increased gaming from non-hotel guests, primarily local residents. In order to attract non-hotel guests, the Company has added new games, including Bingo in February 2000, and has liberalized rules and payouts. The Company has also implemented various promotions to reward guest gaming activity.

        The decrease in food and beverage revenue of $660,000, in the nine months ended March 31, 2000 versus the comparable prior year nine months, consists of a decrease from the Copa Casino of $917,000 which was partially offset by an increase at the Sands Regency of $257,000. Such increase at the Sands Regency is due to increased food revenue per occupied room which increased from approximately $21 in the nine months ended March 31, 1999 to approximately $22 in the nine months ended March 31, 2000. Such improvement is due, in part, to the updating of food venues and menu prices and an increase in food and beverages provided to non-hotel guests.

        The decrease in other revenue of $166,000, in the nine months ended March 31, 2000 versus the nine months ended March 31, 1999, includes the elimination of other revenue from the Copa Casino of $107,000 and a decrease at the Sands Regency of approximately $59,000. The decline at the Sands Regency consists of a decline in rental income due to the April razing of a non-casino building which was rented to third parties.

        The decrease in complimentary lodging, food and beverage, deducted from revenue, of $456,000 is primarily attributable to the elimination of the Copa Casino.

Results of operations - First nine months of fiscal 2000 compared to first nine months of fiscal 1999 (continued)

        The decrease in gaming costs and expenses of $5.4 million in the nine months ended March 31, 2000, compared to the nine months ended March 31, 1999, consists of a decrease from the Copa Casino of approximately $5.5 million and an increase from the Sands Regency of $152,000. The increase at the Sands Regency is primarily related to the associated increase in gaming revenue.

        The decrease in food and beverage costs and expense of $608,000, in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999, is primarily attributable to the elimination of the Copa Casino. At the Sands Regency, food and beverage costs increased slightly in relationship to the associated increase in food and beverage revenue.

        The decrease in maintenance and utilities costs and expenses of $1.6 million consists of the elimination of costs and expenses associated with the Copa Casino of $1.4 million and a decline from the Sands Regency of approximately $212,000. The decrease at the Sands Regency is primarily salaries, wages and benefits and utility costs and is, in part, a result of the continuing effect of improved efficiencies at the Sands Regency.

        The decrease in general and administrative costs and expenses of $3.0 million includes a decline of $3.2 million attributable to the Copa Casino as partially offset by an increase from the Sands Regency of $279,000. The increase at the Sands Regency is due to increases in advertising and promotional costs and expenses and in incentive compensation. The increased advertising and promotional costs are due to expanded advertising efforts and in-house promotional programs to attract hotel and non-hotel guests.

        The decrease in depreciation and amortization expense of $554,000, in the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999, is primarily attributable to the Copa Casino.

        The decrease in interest and other expense of $530,000 includes a decrease due to the elimination of the Copa Casino of $391,000 and a decrease at the Sands Regency of approximately $139,000. The decrease at the Sands Regency is primarily due to the elimination of prior accrued interest payable upon the successful refinancing of the Company's secured bank debt.

        The effective income tax rate in the nine months ended March 31, 2000 is different from the statutory rate due, in part, to the impact of certain tax credits that otherwise reduce income taxes for federal income tax purposes. The effective income tax rate in the nine months ended March 31, 1999 is different from the statutory rate due to certain items that are not deductible for federal income tax purposes.

Capital resources and liquidity

        In December 1999, the Company refinanced its long-term bank debt. Such debt was otherwise due in full in January 2000 and was included on the Company' Consolidated Balance Sheet at June 30, 1999 as a current liability. The new long-term debt is $10 million and requires monthly interest only payments at an annual interest rate of 10.75%. The principal balance is due in full in December 2004. As a result of the refinancing, the Company's working capital has improved by over $10 million.

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

The cost to the Company to assure Y2K compliance, including remediation efforts, was insignificant and did not materially affect the Company's financial condition. The Company believes that there is a minimal probability of future material adverse impacts relative to potential failures of its Y2K Systems and Components and has generally curtailed further Y2K compliance efforts including the need to develop contingency plans.

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



                                       THE SANDS REGENT
                                       (Registrant)





 Date: May 12, 2000                    By /S/ David R. Wood
                                          --------------------------------------
                                          David R. Wood, Executive Vice
                                          President and Principal Accounting and
                                          Financial Officer

                                INDEX TO EXHIBITS



                                                         Sequentially
   Exhibit                                                 Numbered
   Number                                                   Page
   -------                                               ------------
    27        Financial Data Schedule...................