Form 10-K
period 2000-06-30
SANDS REGENT
filed 2000-09-15
CIK 753899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                              --------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    The aggregate market value of the Registrant's $.05 par value Common Stock held by non-affiliates of the Registrant on September 13, 2000 was $4,074,131. The aggregate market value is computed with reference to the average price per share on such date.

    Registrant's Common Stock outstanding at September 13, 2000 was 4,497,722 shares.

    Portions of Registrant's 2000 Annual Report to the Shareholders are incorporated into Part II as set forth herein. Portions of Registrant's definitive Proxy Statement for its November 6, 2000 Annual Meeting of Shareholders are incorporated into Part III as set forth herein.

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

    The Sands Regency casino/hotel has approximately 29,000 square feet of gaming space and 836 hotel rooms, including 29 suites of various sizes. The complex also includes a "Tony Roma's" restaurant, a "Pizza Hut", an "Arby's" restaurant, a coffee house/deli-style restaurant and two other restaurants. Construction is presently in progress on an "Original Mels" diner restaurant, to be operated by a third party, scheduled to open in the fall of 2000. The facilities also include an entertainment show room, three cocktail lounges, a gift shop, a beauty/barber shop operated by a third party, a bicycle and ski rental shop operated by a third party, a video arcade, a health club, a swimming pool and almost 12,000 square feet of convention and meeting space which can seat up to 950 people. The Company maintains multiple parking areas on its main casino/hotel property and adjacent to it, including a parking garage, with a total combined capacity for approximately 1,000 vehicles. Although the Company offers, on a very limited basis, complimentary hotel accommodations to select customers, no group arrangements known as "junkets" are conducted.

    The hotel room occupancy for fiscal 2000 was approximately 257,000 room nights (83.9%) compared to approximately 254,000 (76.4%) for fiscal 1999. For the same comparable periods, the average room rate was approximately the same at $34.00. In early April 1999, the Company discontinued the use of 102 older motel rooms which were razed, leaving 836 tower hotel rooms available for use.

    As of September 13, 2000, the casino offered 19 table games, including 13 blackjack tables, 2 craps tables, and 1 roulette table, 1 let it ride table, 1 three-card poker table and 1 pai gow poker table; 2 keno games and approximately 667 slot machines. In February 2000, a bingo parlor was added which seats approximately 175 persons. In connection with the supervision of its gaming activities, the Company's policies include stringent controls, cross-checks and recording of all receipts and disbursements.

    The Company's Reno, Nevada operations are conducted 24 hours a day, every day of the year. The primary source of revenues and income to the Company is its gaming activities, although the hotel, bars, shops, restaurants and other services are an important adjunct to the gaming activities. The Company's operating and marketing philosophy emphasizes high volume business, offering large, attractive hotel rooms at reasonable prices to group, air wholesale and motor coach business primarily from Western Canada, the Pacific Northwest and Northern California. Gaming accounted for approximately 56% of the Company's revenues from continuing operations in Reno in fiscal 2000 and approximately 75% of the gaming revenues were generated by slot machines. The Company generally does not extend credit to its gaming customers.

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

    The Sands Regency has developed a more comprehensive casino marketing program with an emphasis on guest retention, data base marketing and an increase in advertising awareness. Advertising and promotional programs are being utilized to attract business segments that had previously been largely untapped, such as Reno area residents and residents from Northern California, particularly the Sacramento metropolitan area.

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

    Significant group, air wholesale and motor coach market segments continue to include Western Canada, the Pacific Northwest, Texas and Northern California. The Company has also been successful in obtaining wholesale business in the Midwest, Southwest and Southern California and continues to explore opportunities to expand by adding additional wholesalers.

    The Sands Regency is the lead casino/hotel in the Reno area for several major travel wholesalers who serve major cities in the West, Midwest and Southwest United States. Group, air wholesale and motor coach business accounted for approximately 52% of the hotel's occupancy in fiscal 2000 compared to 55% in fiscal 1999.

    In addition to the group and air wholesale business, the Company aggressively packages and markets group and military reunion business which require 300 rooms or less. Other travel package arrangements are also promoted which are geared toward individual travelers.

    The Sands Regency will continue to rely on advertising by travel wholesalers in their markets. In both the local market and selected feeder markets, such as Northern California, the Sands Regency has increased advertising efforts and will continue to use various advertising media including radio, billboard, print and local television. During periods of time when wholesale business operates at reduced levels, the Company will also continue to utilize print advertising in its other major market areas, with an emphasis on room rates, to attract individual customers. These efforts will continue into the future as the Sands Regency strives to strengthen its position in the Reno market. The Company is also exploring and developing advertising and marketing opportunities on the Internet.

COMPETITION

    The Company competes in the greater Reno area with approximately eighteen major casinos and casino/hotels, some of which are larger than the Sands Regency. In addition, there are numerous other smaller casinos in the greater Reno area. The Company competes for its customers based upon gaming activities, room rates, room size and quality of rooms, food, beverages and location. Competitors of the Company have received governmental approval to construct an additional 4,300 hotel rooms, 200 of which are presently under construction. Such governmental approval does not provide assurance that all of these rooms will be built. If construction is completed on all hotel rooms presently under construction or approved for construction, the hotel room capacity in the greater Reno area will increase by approximately an additional 26%. In the event all approved hotel rooms are built, and depending on the time frames during which they are completed, management of the Company believes that this added capacity may have an adverse effect on operations of the Company.

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

    A recently approved constitutional amendment in California allows for the expansion of Native American gaming subject to entering into Tribal-State Gaming Compacts with the Governor of California. The maximum number of slot machines permitted for any one tribe is 2,000, with an estimated 40,000 projected statewide. Three years after any Compact is approved, a tribe may renegotiate to request an increase in the number of its slot machines. Tribes also will immediately have the right to operate "any banking or percentage card game"; however, craps and roulette will be not available for at least a year. The legal gambling age will be 18, while the drinking age will remain at 21.

    The impact of increased Native American gaming in California will have an impact on casino revenues, in general, in Nevada. Many analysts have predicted that the impact will be more significant in the Reno-Lake Tahoe gaming market than in the Las Vegas gaming market. Although not subject to reasonable estimation at this time, management of the Company believes that the potential adverse impact of California Native American gaming will be somewhat mitigated by the Company's increased emphasis on local area residents. However, if other Reno area casinos suffer business losses due to increased pressure from California Native American casinos, they may intensify their marketing efforts to Reno area residents which could further negatively impact the Company's gaming operation in Reno.

    To a significantly lesser extent, the Company competes with gaming facilities in New Jersey, Colorado, South Dakota, Illinois, Iowa, Mississippi, Missouri and other parts of the world. The Company also competes with various gaming operations on other Native American land, including those located in Arizona, Oregon, Washington, Connecticut, Michigan, Minnesota and Wisconsin and other states. Native American casino gaming has become a growing sector of the gaming industry as a result of the Indian Gaming Regulatory Act of 1988, which generally permits unrestricted gaming on Native American land in any state that allows similar forms of gaming, whether or not restricted. Other states may legalize various forms of gaming that may compete with the Company, and the Company may be adversely impacted especially in states that are key market areas of the Company. In any other jurisdiction where the Company may commence future operations, it will face competition for desirable sites and qualified personnel.

EMPLOYEES

    At June 30, 2000, the Company employed 802 people at the Sands Regency in Reno, Nevada, including 87 salaried employees and 715 hourly employees. None of the Company's employees is represented by a union. The Company has not experienced any work stoppages or other significant labor problems and management considers its labor relations to be good.

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

    The Company's Reno casino/hotel property is subject to aggregate encumbrances of approximately $10.0 million as of June 30, 2000.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to various legal actions, proceedings and pending claims arising in the normal course of its business. Management does not expect the outcome of these claims or suits to have a material adverse effect on the Company's financial position or results of future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    Trading under the symbol "SNDS", the Common Stock of the Company has been listed on the Nasdaq SmallCap Market since January 6,1999. Prior to such date, the Company was traded on the Nasdaq National Market. The following table sets forth the range of high and low sales prices as reported by Nasdaq.

                                                 High      Low
                                                 ----      ---
     FOR THE YEARS ENDED JUNE 30,
     ----------------------------
     1999
          First Quarter......................   $2.00     $ .75
          Second Quarter.....................    1.50       .75
          Third Quarter......................    1.44       .88
          Fourth Quarter.....................    2.56       .94

     2000
          First Quarter......................   $2.19     $1.03
          Second Quarter.....................    2.00       .97
          Third Quarter......................    2.12      1.37
          Fourth Quarter.....................    1.81      1.37

-----------

    The declaration and payment of dividends in the future, if any, will be determined by the Board of Directors in light of the conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

    As of September 11, 2000, the Company had 162 shareholders of record and in excess of 400 beneficial shareholders.

ITEM 6. SELECTED FINANCIAL DATA

    There is hereby incorporated by reference the information appearing under the caption "The Sands Regent - Selected Financial Data" in the Company's 2000 Annual Report, filed as Exhibit 13 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    There is hereby incorporated by reference the information appearing under the caption "The Sands Regent - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report, filed as Exhibit 13 to this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    There is hereby incorporated by reference the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report, filed as Exhibit 13 to this Form 10-K. Reference is made to the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 14(a)(1) hereof.

    With the exception of the aforementioned information and the information in Items 6 and 7, the Company's 2000 Annual Report is not deemed filed as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information appearing under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 2000, filed or to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information appearing under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 2000, filed or to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information appearing under the captions "Principal Shareholders" and "Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 2000, filed or to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 6, 2000, filed or to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS.

    Included in Part II of this Report:

        Independent Auditors' Report

        Consolidated Balance Sheets -- June 30, 2000 and 1999

        Consolidated Statements of Operations -- Years Ended June 30, 2000, 1999 and 1998

        Consolidated Statements of Stockholders' Equity -- Years Ended June 30, 2000, 1999 and 1998 Consolidated Statements of Cash Flows -- Years Ended June 30, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES.

    Included in Part IV of this Report:

        As of and for the Years Ended June 30, 2000, 1999 and 1998:

        Independent Auditors' Report on Schedules

        Schedule II -- Valuation and Qualifying Accounts

    All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)   EXHIBITS

   3(a)(i) Restated Articles of Incorporation of the Company (Exhibit 3(a) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1).*

   3(a)(ii) Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 2, 1987 (Exhibit 4(a) to the Company's Form 10-Q for the quarter ended December 31, 1987).*

   3(b)(i) Amended and Restated Bylaws of the Company, as amended April 29, 1985, and currently in effect (Exhibit 3(b) to the Company's Form 10-K for the fiscal year ended June 30, 1985).*

   3(b)(ii) Resolution of Amendment to the Bylaws of the Company, dated November 2, 1987 (Exhibit 4(b) to the Company's Form 10-Q for the quarter ended December 31, 1987).*

   3(b)(iii)  Certificate of Amendment of the Amended and Restated Code of
              Bylaws, as Amended, of The Sands Regent, dated January 10, 1996 (Exhibit 3(b)(iii) to the Company's Form 10-K for the fiscal year ended June 30, 1996).*

   4(a) Amended Trust Agreement, dated February 22, 1987, among Antonia Cladianos II as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(a) to the Company's Form 10-K for the fiscal year ended June 30, 1987).*

   4(b) Amended Trust Agreement, dated February 19, 1987, among Pete Cladianos III as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(b) to the Company's Form 10-K for the fiscal year ended June 30, 1987).*

  10(a) Amended and Restated Stock Option Plan for Executive and Key Employees of the Sands Regent and Forms of Stock Option Agreements (Exhibit 4(a) to the Company's Registration Statement (Registration No. 33-59574) on Form S-8).*

  10(b) Amendment to the Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated November 4, 1997 (Exhibit 10(a) to the Company's Form 10-Q for the quarter ended December 31, 1997).*

  10(c) Amendment to the Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated December 12, 1997 (Exhibit 10(b) to the Company's Form 10-Q for the quarter ended December 31, 1997).*

  10(d) Third Amendment to the Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated November 2, 1998 (Exhibit 10(a) to the Company's Form 10-Q for the quarter ended December 31, 1998).*

  10(e) Non-Qualified Stock Option Agreement, dated May 11, 1998, by and between Louis J. Phillips and The Sands Regent. (Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended June 30, 1998).*

  10(f) Deferred Compensation Plan for Directors of the Company (Exhibit 10(e) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1).*

  10(g) Form of Indemnity Agreement for Directors and Officers of the Company (Exhibit 10(f) to the Company's Form 10-K for the fiscal year ended June 30, 1988).*

  10(h) Loan and Security Agreement, dated December 3, 1999, by and between Foothill Capital Corporation and Zante, Inc.; and the related Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents; General Continuing Guarantee; Guarantor Security Agreement; and Stock Pledge Agreement (Exhibit 10(a) to the Company's Form 10-Q for the quarter ended December 31, 1999).*

  10(i) Settlement Agreement dated November 2, 1984, by and between Hughes Properties, Inc., and Zante, Inc. (Exhibit 10(u) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1).*

  10(j) Agreement, dated November 6, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino Partnership and The Sands Regent (Exhibit 10(a) to the Company's Form 10-Q for the quarter ended September 30, 1998).*

  10(k) First Amendment to Agreement, dated December 23, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino Partnership and The Sands Regent; and the related Promissory Note and Royalty Agreement. (Exhibit 10(o) to the Company's Form 10-K for the fiscal year ended June 30, 1999).*

  10(l) Franchise Agreement, dated October 9, 1986 and as amended on October 9, 1986, by and between Roma Corporation and Zante, Inc. (Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended June 30, 1987).*

  10(m) Employment Agreement, dated December 15, 1998, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31, 1999).*

  10(n) Amendment to Employment Agreement, dated December 15, 1999, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(b) to the Company's Form 10-Q for the quarter ended December 31, 1999).*

  10(o)       Employment Agreement, dated January 9, 2000, by and between David
              R. Wood (as Executive Vice President and Chief Financial Officer) and The Sands Regent (Exhibit 10(c) to the Company's Form 10-Q for the quarter ended December 31, 1999).*

  10(p) Employment Agreement, dated January 29, 1998, by and between Patrick Bassney (as Vice President and General Manager) and the Sands Regency (Zante, Inc.). (Exhibit 10(s) to the Company's Form 10-K for the fiscal year ended June 30, 1999).*

  13          2000 Annual Report to Shareholders.**

  21 Subsidiaries: Zante, Inc., a Nevada Corporation, which owns and operates the Sands Regency Casino/Hotel.

  23 Independent Auditors' Consent to the incorporation by reference into specified registration statement on Form S-8 of their reports contained in or incorporated by reference into this report.**

  27          Financial Data Schedule

-------------------

*   Incorporated by reference
**  Filed herewith

(b) REPORTS ON FORM 8-K.

    The Company did not file any reports on Form 8-K during the last quarter of fiscal 2000.

(c) INDEX TO EXHIBITS.

(d) FINANCIAL STATEMENT SCHEDULES.

    Financial statement schedules required by Regulation S-X are excluded from the 2000 Annual Report to the Shareholders by Rule 14a-3(b)(1). See Schedule II to the Financial Statements appearing under Item 14(a)(2) hereof.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE SANDS REGENT

Date: September 14, 2000                     By: FERENC B. SZONY
                                                 -----------------------------
                                                 Ferenc B. Szony, President
                                                 and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                               CAPACITY                     DATE
---------                               --------                     ----

/s/ FERENC B. SZONY          President (Chief Executive        September 14, 200
-------------------------    Officer) and Director
    Ferenc B. Szony


/s/ KATHERENE  LATHAM        Chairman of the                   September 14, 2000
-------------------------    Board of Directors
    Katherene Latham


/s/ PETE CLADIANOS, JR.      Vice Chairman of the              September 14, 2000
-------------------------    Board of Directors
    Pete Cladianos, Jr.


/s/ DAVID R. WOOD            Executive Vice President,         September 14, 2000
-------------------------    Treasurer, Chief Financial and
    David R. Wood            Accounting Officer and Director


                             Secretary and Director            September __, 2000
-------------------------
    Pete Cladianos III


/s/ JON N. BENGTSON          Director                          September 14, 2000
-------------------------
    Jon N. Bengtson


/s/ LOUIS J. PHILLIPS        Director                          September 14, 2000
-------------------------
    Louis J. Phillips


/s/ LARRY TUNTLAND           Director                          September 14, 2000
-------------------------
    Larry Tuntland

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of The Sands Regent:

We have audited the consolidated financial statements of The Sands Regent and subsidiaries as of June 30, 2000 and 1999, and for each of the three years in the period ended June 30, 2000, and have issued our report thereon dated August 7, 2000; such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Sands Regent and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Reno, Nevada
August 7, 2000

                                THE SANDS REGENT

                                   SCHEDULE II

                        Valuation and Qualifying Accounts

                                 (in thousands)

                                                                Additions
                                                  Balance at    Charged to
                                                  Beginning     Costs and                                      Balance at
              Description                          of Year       Expenses     Deductions(1)      Other         End of Year
              -----------                         ----------    ----------    -------------      -----         -----------
Allowance for Doubtful Accounts Receivable:

Year ended June 30, 2000 ..................          $ 27          $ 54          $ (60)          $ --              $21

Year ended June 30, 1999 ..................            72            91            (76)           (60)(2)           27

Year ended June 30, 1998 ..................           119           143           (190)            --               72


---------------

(1) Write-offs of uncollectible accounts receivable, net of recoveries

(2) Represents balance for subsidiaries disposed of during the year

                                INDEX TO EXHIBITS

                                                                                       SEQUENTIALLY
EXHIBIT                                                                                  NUMBERED
NUMBER                                                                                     PAGE
-------                                                                                ------------
   13         2000 Annual Report to Shareholders....................................

   23         Independent Auditors' Consent to the incorporation by reference into specified registration statement on Form S-8 of their reports contained in or incorporated by reference into this report............

   27         Financial Data Schedule...............................................