Form 10-Q
period 2000-09-30
SANDS REGENT
filed 2000-11-14
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2000 or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On November 13, 2000, the registrant had outstanding 4,498,722 shares of its common stock, $.10 par value.

                         THE SANDS REGENT AND SUBSIDIARY


                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                  Page No.
                                                                  --------

          PART I FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited).               1 - 7

               Consolidated Statements of Operations               1 - 2

               Consolidated Balance Sheets                         3 - 4

               Consolidated Statements of Cash Flows               5 - 6

               Notes to Interim Consolidated Financial
                   Statements                                        7

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations.                                     8 - 9


          PART II OTHER INFORMATION

          Item 1.  Legal Proceedings.                                10

          Item 2.  Changes in Securities.                            10

          Item 3.  Defaults Upon Senior Securities.                  10

          Item 4.  Submission of Matters to a Vote of
                   Security Holders.                                 10

          Item 5.  Other Information.                                10

          Item 6.  Exhibits and Reports on Form 8-K.                 10


          SIGNATURES                                                 11

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                         THE SANDS REGENT AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

     (Dollars in thousands,                  THREE MONTHS
     except per share amounts)            ENDED SEPTEMBER 30,
                                        -----------------------
                                          1999           2000
                                        --------       --------
Operating revenues:                           --             --
  Gaming                                $  4,860       $  5,491
  Lodging                                  2,702          3,041
  Food and beverage                        1,834          1,834
  Other                                      323            362
                                        --------       --------
                                           9,719         10,728
  Less complimentary lodging, food
    and beverage included above              535            592
                                        --------       --------
                                           9,184         10,136
Operating costs and expenses:                 --             --
  Gaming                                   2,328          2,632
  Lodging                                  1,114          1,182
  Food and beverage                        1,542          1,606
  Other                                      139            145
  Maintenance and utilities                  755            839
  General and administrative               1,640          1,616
  Depreciation and amortization              719            724
                                        --------       --------
                                           8,237          8,744
                                        --------       --------
Income from operations                       947          1,392

Other income (deductions):
  Interest and other income                   76            129
  Interest and other expense                (323)          (325)
  Gain (loss) on disposition of
    property and equipment                   152            (60)
                                        --------       --------
                                             (95)          (256)
                                        --------       --------
Income before income taxes                   852          1,136
Income tax provision                         241            379
                                        --------       --------
Net income                              $    611       $    757
                                        ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

     (Dollars in thousands,                               THREE MONTHS
     except per share amounts)                         ENDED SEPTEMBER 30,
                                              ------------------------------------
       (continued)                                1999                    2000
                                              -------------          -------------
Net income per share:
  Basic                                       $         .14          $         .17
                                              =============          =============
  Diluted                                     $         .13          $         .16
                                              =============          =============
Weighted average shares outstanding:
  Basic                                           4,495,722              4,497,744
                                              =============          =============
  Diluted                                         4,567,809              4,740,641
                                              =============          =============


The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Unaudited)

     (Dollars in thousands)                           JUNE 30,      SEPTEMBER 30,
                                                       2000             2000
                                                      -------       -------------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $ 9,186          $10,052
  Short-term investments                                  753              110
  Accounts receivable less allowance
    for possible losses of $21 and $39                    507              500
  Note receivable, sale of subsidiaries                   180              180
  Inventories                                             631              597
  Prepaid expenses and other assets                     1,042              927
                                                      -------          -------
      Total current assets                             12,299           12,366
                                                      -------          -------
PROPERTY AND EQUIPMENT:
  Land                                                  8,487            8,487
  Buildings and improvements                           37,307           37,288
  Equipment, furniture and fixtures                    18,150           18,113
  Construction in progress                                214              697
                                                      -------          -------
                                                       64,158           64,585
  Less accumulated depreciation
    and amortization                                   31,027           31,520
                                                      -------          -------
      Property and equipment, net                      33,131           33,065
                                                      -------          -------
OTHER ASSETS:
  Note receivable, sale of subsidiaries, net            1,208            1,072
  Other                                                   454              480
                                                      -------          -------
      Total other assets                                1,662            1,552
                                                      -------          -------

      Total assets                                    $47,092          $46,983
                                                      =======          =======


The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Unaudited)

     (Dollars in thousands)                           JUNE 30,         SEPTEMBER 30,
                                                        2000               2000
                                                      --------         -------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                    $  2,430           $  1,983
  Accrued salaries, wages and benefits                   1,392              1,027
  Other accrued expenses                                   191                213
  Federal income tax payable                               234                 95
  Deferred federal income tax liability                    131                113
  Current maturities of long-term debt                     263                270
                                                      --------           --------
      Total current liabilities                          4,641              3,701
                                                      --------           --------

LONG-TERM DEBT                                          10,205             10,129
                                                      --------           --------
DEFERRED FEDERAL INCOME TAX LIABILITY                      909              1,058
                                                      --------           --------
      Total liabilities                                 15,755             14,888
                                                      --------           --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                          --                 --
  Common stock, $.10 par value, 20,000,000
    shares authorized, 6,900,722 and
    6,901,722 shares issued                                690                690
  Additional paid-in capital                            12,730             12,731
  Retained earnings                                     40,275             41,032
                                                      --------           --------
                                                        53,695             54,453
  Treasury stock, at cost; 2,403,000 shares            (22,358)           (22,358)
                                                      --------           --------
      Total stockholders' equity                        31,337             32,095
                                                      --------           --------
      Total liabilities and stockholders'
        equity                                        $ 47,092           $ 46,983
                                                      ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                              THREE MONTHS ENDED
     (Dollars in thousands)                                      SEPTEMBER 30,
                                                          -------------------------
                                                            1999              2000
                                                          -------           -------
OPERATING ACTIVITIES:
  Net income                                              $   611           $   757
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Depreciation and amortization                             719               724
    (Gain) loss on disposal of property
      and equipment                                          (152)               60
    (Increase) decrease in accounts
      receivable                                             (215)                7
    (Increase) decrease in inventories                        (33)               34
    Decrease in prepaid expenses
      and other current assets                                237               115
    (Increase) decrease in other assets                         2               (26)
    Increase (decrease) in accounts payable                   882              (179)
    Increase (decrease) in accrued expenses                   222              (343)
    Change in federal income taxes
      payable/receivable                                       --              (139)
    Change in deferred federal income taxes                   241               131
                                                          -------           -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   2,514             1,141
                                                          -------           -------
INVESTING ACTIVITIES:
  Purchase of short-term investments                       (1,941)             (100)
  Sale and maturity of short-term investments                  --               743
  Receipt of funds previously held in escrow and
    included in accounts receivable relative
    to the sale of subsidiaries                               653                --
  Payments received on note receivable                        132               136
  Additions to property and equipment                        (650)             (730)
  Proceeds from sale of property and
    equipment                                                 272                12
                                                          -------           -------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                     (1,534)               61
                                                          -------           -------


The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                            THREE MONTHS ENDED
     (Dollars in thousands)                                    SEPTEMBER 30,
                                                        ---------------------------
                                                          1999               2000
                                                        --------           --------
FINANCING ACTIVITIES:
  Payment of accounts payable for prior period
    purchases of property and equipment                       --               (268)
  Payments on long-term debt                                (275)               (69)
  Issuance of Company common stock                            --                  1
                                                        --------           --------
NET CASH USED IN FINANCING ACTIVITIES                       (275)              (336)
                                                        --------           --------
INCREASE IN CASH AND CASH EQUIVALENTS                        705                866
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                   5,540              9,186
                                                        --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  6,245           $ 10,052
                                                        ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Property and Equipment acquired by
    accounts payable                                    $    533                 --
                                                        ========           ========


  Interest paid, net of amount capitalized              $    220           $    312
                                                        ========           ========
  Federal income taxes paid                             $     --           $    388
                                                        ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 1 - BASIS OF PREPARATION

       These statements should be read in connection with the 2000 Annual Report heretofore filed with the Securities and Exchange Commission as Exhibit 13 to the Registrant's Form 10-K for the year ended June 30, 2000. The accounting policies utilized in the preparation of the financial information herein are the same as set forth in such annual report except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28.

       The Consolidated Balance Sheet at June 30, 2000 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of September 30, 2000 and the results of operations and cash flows for the three months ended September 30, 2000 and 1999 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

       The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary Zante, Inc. ("Zante") (together the Company). Zante owns and operates the Sands Regency Casino/Hotel in Reno, Nevada.

NOTE 2 - STOCKHOLDERS' EQUITY

       The par value of the Company's common stock has been restated to $.10 per share in the first quarter of fiscal 2001 which resulted in common stock being increased by $345,000 and additional paid-in capital being decreased by the same amount. All periods presented have been restated.

NOTE 3 - EARNINGS PER SHARE

       The weighted average number of shares outstanding for the calculation of diluted earnings per share, for the three months ended September 30, 1999 and 2000, respectively, include the dilutive effect of Company stock options to purchase common stock. For the three months ended September 30, 1999, options to purchase 386,000 shares of the Company's common stock were not included because the exercise price exceeded the average market price.

NOTE 4 - RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB")

       On June 30, 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company adopted SFAS No. 133 on July 1, 2000. Adoption of SFAS No. 133 did not have a material impact on the financial statements of the Company because the Company does not have significant derivative or hedging activities.

ITEM 2.  Management's Discussion and Analysis of

       Financial Condition and Results of Operations.


Results of operations - First Quarter 2001 Compared to First Quarter 2000

       In the three months ended September 30, 2000, compared to the same three months ended September 30, 1999, revenues increased to $10.1 million from $9.2 million, a 10 percent increase. For the same comparable quarters, income from operations improved by 47 percent from $947,000 in the first quarter of fiscal 2000 to $1.4 million in the first quarter of fiscal 2001.

       Net income and net income per share also improved from $611,000, or $.13 per share (diluted), in the three months ended September 30, 1999 to $757,000, or $.16 per share (diluted), in the three months ended September 30, 2000. Earnings before depreciation, interest expense, gain/(loss) and income taxes (EBITDA) also improved from $1.7 million to $2.2 million, an increase of 29 percent.

       The improvements in revenue, income from operations, net income and EBITDA are primarily a result of improved gaming revenue and the continued positive effect of improved methods of operations and increased efficiencies implemented in prior periods.

       The increase in lodging revenue to $3.0 million in the first quarter of fiscal 2001, from $2.7 million in the first quarter of fiscal 2000, is due to an improvement in the average room rate. The average room rate increased from approximately $39 in the quarter ended September 30, 1999 to $44 in the quarter ended September 30, 2000. Hotel occupancy for the comparable quarters was approximately the same at 89.5%.

       Gaming revenue improved by 13% to $5.5 million in the September 30, 2000 quarter versus $4.9 million in the September 1999 quarter. This increase includes approximately $150,000 in revenue from the Bingo operation which was commenced in February 2000. Such increase represents improved casino revenue per occupied room which increased from approximately $69 per occupied room to $78. This reflects, in part, increased gaming from non-hotel guests, primarily local residents. In order to attract non-hotel guests, the Company has added new games, including Bingo, and has liberalized rules and payouts. The Company also utilizes various promotions to reward guest gaming activity.

       The slight increase in complimentary lodging, food and beverage of $57,000 is due to increased complimentary rewards based on patron gaming activity and to various promotional programs directed at attracting out-of-town customers.

       Gaming costs and expenses increased from $2.3 million in the three months ended September 30, 1999 to $2.6 million in the three months ended September 30, 2000. Such increase includes costs and expenses associated with the operation of Bingo of approximately $129,000. Otherwise, such increase is primarily related to the associated increase in gaming revenue.

Results of operations - First Quarter 2001 Compared to First Quarter 2000 (continued)

       The increase in lodging costs and expenses of $68,000, in the first quarter of fiscal 2001 compared to the same quarter in fiscal 2000, is in various costs to attract hotel patrons. The increase in food and beverage costs and expense of $64,000, in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000, is due to a slight increase in the cost of beverage products.

       The increase in maintenance and utilities costs and expenses of $84,000 is primarily salaries, wages and benefit costs and is due, in part, to increased efforts to maintain and improve the Company's facilities.

       The increase in interest and other income of $53,000, in the three months ended September 30, 2000 versus the three months ended September 30, 1999, is due to additional earnings on increased invested excess cash and cash equivalents.

       The Gain on disposition of property and equipment in fiscal 2000 is primarily the result of insurance coverage on certain property and equipment items destroyed in a fire at a non-hotel/casino site. The loss on disposition of property and equipment in fiscal 2001 is primarily the result of writing-off the undepreciated basis of certain property and equipment items disposed of or abandoned.

Capital resources and liquidity

       There were no material changes in The Sands Regent's financial condition nor were there any substantive changes relative to matters discussed in the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the 2000 Annual Report appearing as Exhibit 13 to the Company's Form 10-K for the year ended June 30, 2000.

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

       NONE


Item 5.  Other Information.

       NONE


Item 6.  Exhibits and Reports on Form 8-K.

       (a) Exhibits:

          3(a) Certificate of Correction Pursuant to NRS 78.0295 of the Company, dated August 18, 2000

          27     Financial Data Schedule

       (b) Reports on Form 8-K:

       NONE

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                THE SANDS REGENT
                                  (Registrant)




Date: November 13, 2000          By        /s/ David R. Wood
                                   ---------------------------------------------
                                   David R. Wood, Executive Vice President
                                   Principal Accounting and Financial Officer

                                INDEX TO EXHIBITS



                                                            Sequentially
    Exhibit                                                   Numbered
     Number                                                     Page
    -------                                                 ------------
      3(a)   Certificate of Correction Pursuant to
             NRS 78.0295 of the Company, dated
             August 18, 2000.................................

      27     Financial Data Schedule.........................