Form 10-Q
period 2000-12-31
SANDS REGENT
filed 2001-02-12
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549

                                    FORM 10-Q




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 0-14050



                               THE SANDS REGENT
--------------------------------------------------------------------------------
             (exact name of registrant as specified in charter)


                 Nevada                                   88-0201135
     -------------------------------                   ----------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At February 12, 2001, the registrant had outstanding 4,498,722 shares of its common stock, $.10 par value.

                         THE SANDS REGENT AND SUBSIDIARY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.                                           1 - 8

     Consolidated Statements of Operations                               1 - 2

     Consolidated Balance Sheets                                         3 - 4

     Consolidated Statements of Cash Flows                               5 - 6

     Notes to Interim Consolidated Financial
         Statements                                                      7 - 8

Item 2.  Managements` Discussion and Analysis
         of Financial Condition and Results of
         Operations.                                                     9 - 13

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.                                               14

Item 2.  Changes in Securities.                                           14

Item 3.  Defaults Upon Senior Securities.                                 14

Item 4.  Submission of Matters to a Vote of
         Security Holders.                                                14

Item 5.  Other Information.                                               14

Item 6.  Exhibits and Reports on Form 8-K.                                14

SIGNATURES                                                                15

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                         THE SANDS REGENT AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands,                      THREE MONTHS                   SIX MONTHS
except per share amounts)                 ENDED DECEMBER 31,            ENDED DECEMBER 31,
                                       -----------------------       -----------------------
                                         1999           2000           1999           2000
                                       --------       --------       --------       --------
Operating revenues:
  Gaming                               $  4,847       $  5,380       $  9,707       $ 10,871
  Lodging                                 1,622          1,692          4,324          4,733
  Food and beverage                       1,512          1,158          3,346          2,992
  Other                                     251            339            574            701
                                       --------       --------       --------       --------
                                          8,232          8,569         17,951         19,297
Less complimentary lodging, food
  and beverage included above               466            494          1,001          1,086
                                       --------       --------       --------       --------
                                          7,766          8,075         16,950         18,211
                                       --------       --------       --------       --------
Operating costs and expenses:
  Gaming                                  2,371          2,610          4,699          5,242
  Lodging                                   984          1,110          2,098          2,292
  Food and beverage                       1,357            936          2,899          2,542
  Other                                     127            146            266            291
  Maintenance and utilities                 733            780          1,488          1,619
  General and administrative              1,788          1,838          3,428          3,454
  Depreciation and amortization             711            729          1,430          1,453
                                       --------       --------       --------       --------
                                          8,071          8,149         16,308         16,893
                                       --------       --------       --------       --------
Income (loss) from operations              (305)           (74)           642          1,318

Other income (deductions):
  Interest and other income                  87            129            163            258
  Interest and other expense               (244)          (289)          (567)          (614)
  Gain (loss) on disposition of
    property and equipment                  (49)             3            103            (57)
                                       --------       --------       --------       --------
                                           (206)          (157)          (301)          (413)
                                       --------       --------       --------       --------
Income (loss) before income taxes          (511)          (231)           341            905

Income tax (provision) benefit              193             86            (48)          (293)
                                       --------       --------       --------       --------
Net income (loss)                      $   (318)      $   (145)      $    293       $    612
                                       ========       ========       ========       ========


      (continued)

The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands,                             THREE MONTHS                         SIX MONTHS
except per share amounts)                        ENDED DECEMBER 31,                   ENDED DECEMBER 31,
                                          --------------------------------      --------------------------------
      (continued)                             1999               2000               1999                2000
                                          -------------      -------------      -------------      -------------
Net income (loss) per share:

  Basic                                   $        (.07)     $        (.03)     $         .07      $         .14
                                          =============      =============      =============      =============
  Diluted                                 $        (.07)     $        (.03)     $         .06      $         .13
                                          =============      =============      =============      =============
Weighted average shares outstanding:

  Basic                                       4,496,179          4,498,722          4,495,950          4,498,233
                                          =============      =============      =============      =============
  Diluted                                     4,496,179          4,498,722          4,527,202          4,743,672
                                          =============      =============      =============      =============



The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Unaudited)


(Dollars in thousands)                            JUNE 30,    DECEMBER 31,
                                                    2000         2000
                                                  -------      -------
                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $ 9,186      $ 9,186
  Short-term investments                              753          210
  Accounts receivable less allowance for
    possible losses of $21 and $36                    507          499
  Note receivable, sale of subsidiaries               180          180
  Inventories                                         631          646
  Prepaid expenses and other assets                 1,042        1,000
                                                  -------      -------
      Total current assets                         12,299       11,721

PROPERTY AND EQUIPMENT:
  Land                                              8,487        8,487
  Buildings and improvements                       37,307       38,015
  Equipment, furniture and fixtures                18,150       18,156
  Construction in progress                            214        2,008
                                                  -------      -------
                                                   64,158       66,666
  Less accumulated depreciation
    and amortization                               31,027       32,055
                                                  -------      -------
      Property and equipment, net                  33,131       34,611
                                                  -------      -------
OTHER ASSETS:
  Note receivable, sale of subsidiaries, net        1,208          949
  Other                                               454          449
                                                  -------      -------
      Total other assets                            1,662        1,398
                                                  -------      -------

      Total assets                                $47,092      $47,730
                                                  =======      =======



The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Unaudited)


(Dollars in thousands)                            JUNE 30,     DECEMBER 31,
                                                    2000           2000
                                                  --------       --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $  2,430       $  3,007
  Accrued salaries, wages and benefits               1,392          1,119
  Other accrued expenses                               191            146
  Federal income tax payable                           234             76
  Deferred federal income tax liability                131            131
  Current maturities of long-term debt                 263            276
                                                  --------       --------
      Total current liabilities                      4,641          4,755

LONG-TERM DEBT                                      10,205         10,052

DEFERRED FEDERAL INCOME TAX LIABILITY                  909            973
                                                  --------       --------
      Total liabilities                             15,755         15,780
                                                  --------       --------


STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                      --             --
  Common stock, $.10 par value, 20,000,000
    shares authorized; 6,900,722 and
    6,901,722 shares issued                            690            690
  Additional paid-in capital                        12,730         12,731
  Retained earnings                                 40,275         40,887
                                                  --------       --------
                                                    53,695         54,308
  Treasury stock, at cost, 2,403,000 shares        (22,358)       (22,358)
                                                  --------       --------
      Total stockholders' equity                    31,337         31,950
                                                  --------       --------
      Total liabilities and stockholders'
        equity                                    $ 47,092       $ 47,730
                                                  ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        SIX MONTHS
(Dollars in thousands)                              ENDED DECEMBER 31,
                                                  ---------------------
                                                   1999           2000
                                                  -------       -------
OPERATING ACTIVITIES:
  Net income                                      $   293       $   612
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Depreciation and amortization                   1,430         1,453
    (Gain) loss on disposal of property
      and equipment                                  (103)           57
    Decrease in accounts receivable                    19             8
    (Increase) in inventories                         (90)          (15)
    Decrease in prepaid expenses
      and other current assets                        179            42
    Decrease in other assets                           63             5
    Increase (decrease) in accounts payable           720          (205)
    (Decrease) in accrued expenses                    (59)         (318)
    Change in federal income taxes
      payable/receivable                               12          (158)
    Change in deferred federal income taxes            11            64
                                                  -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES           2,475         1,545
                                                  -------       -------
INVESTING ACTIVITIES:
  Purchase of short-term investments               (1,966)         (200)
  Sale and maturity of short-term
    investments                                       750           743
  Receipt of funds previously held in escrow
    and included in accounts receivable
    relative to the sale of subsidiaries              653            --
  Payments received on note receivable                256           259
  Additions to property and equipment              (1,439)       (1,835)
  Payment of accounts payable on prior
    period purchases of property and
    equipment                                          --          (393)
  Proceeds from sale of property and
    equipment                                         273            20
                                                  -------       -------
NET CASH USED IN INVESTING ACTIVITIES              (1,473)       (1,406)
                                                  -------       -------


The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       SIX MONTHS
(Dollars in thousands)                             ENDED DECEMBER 31,
                                                -----------------------
                                                  1999           2000
                                                --------       --------
FINANCING ACTIVITIES:
  Issuance of long-term debt                      10,000             --
  Payment of costs relative to
    issuance of long-term debt                      (415)            --
  Payments on long-term debt                     (10,641)          (140)
  Issuance of common stock                             1              1
                                                --------       --------
NET CASH USED IN FINANCING ACTIVITIES             (1,055)          (139)
                                                --------       --------
DECREASE IN CASH AND CASH EQUIVALENTS                (53)             0

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                           5,540          9,186
                                                --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $  5,487       $  9,186
                                                ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Property and equipment acquired by
    accounts payable                            $    858       $  1,175
                                                ========       ========
  Interest paid, net of amount capitalized      $    703       $    578
                                                ========       ========
  Federal income taxes paid                     $     --       $    388
                                                ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 2000


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

       The Consolidated Balance Sheet at June 30, 2000 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of December 31, 2000 and the results of operations and cash flows for the three and six months ended December 31, 2000 and 1999 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

NOTE 3 - EARNINGS PER SHARE

       The weighted average number of shares outstanding for the calculation of diluted earnings per share, for the six months ended December 31, 1999 and 2000, respectively, included the dilutive effect of Company stock options to purchase common stock. For the six months ended December 31, 1999 and 2000, options to purchase 386,000 and 22,500 shares, respectively, of the Company's common stock were not included because the exercise price exceeded the average market price. For the three months ended December 31, 1999 and 2000, options to purchase 555,000 and 661,500 shares, respectively, were not included because the Company incurred net losses for such periods.

                         THE SANDS REGENT AND SUBSIDIARY

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 2000


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of operations - Three months ended December 31, 2000 compared to three months ended December 31, 1999

       In the three months ended December 31, 2000, compared to the three months ended December 31, 1999, revenues increased to $8.1 million from $7.8 million. For the same comparable quarters, income from operations improved from a loss from operations of $305,000 in the second quarter of fiscal 2000 to a loss from operations of $74,000 in the second quarter of fiscal 2001.

       In the seasonally slower December quarter, the net loss of $318,000, or loss per share of $.07, in the December 1999 quarter declined by over 50 percent to a net loss of $145,000, or loss per share of $.03, in the December 2000 quarter.

       The improvements in revenue and income from operations and the decline in the net loss are primarily a result of improved gaming revenue and the continued positive effect of improved methods of operations and increased efficiencies implemented in prior periods.

       The increase in lodging revenue to $1.7 million in the second quarter of fiscal 2001, from $1.6 million in the second quarter of fiscal 2000, is due to an increase in hotel occupancy. Hotel occupancy improved from 75% in the December 31, 1999 quarter to 83% in December 31, 2000 quarter. For the same comparable quarters, the average room rate declined from approximately $28 in the December 1999 quarter to $26 in the December 2000 quarter.

       Gaming revenue improved by approximately 11% to $5.4 million in the December 31, 2000 quarter versus $4.8 million in the December 31, 1999 quarter. This increase includes approximately $159,000 in revenue from the Bingo operation which was commenced in February 2000. Such overall increase is primarily related to the increase in hotel occupancy.

       The $354,000 decrease in food and beverage revenue in the quarter ended December 31, 2000, compared to the December 31, 1999 quarter, is due to the elimination, in mid-October 2000, of a 24-hour restaurant operated by the Company. Upon the closing of such restaurant, an "Original Mels" diner was opened on the premises which is operated by a third party. The decrease in revenue as a result of the closed restaurant was partially offset by an increase in other restaurant revenues of approximately $81,000 which is due, in part, to improved occupancy.

       The increase in other revenues of $88,000 in the three months ended December 31, 2000, compared to the three months ended December 31, 1999, primarily consists of an increase in various ancilliary revenues.

       Gaming costs and expenses increased from $2.4 million in the three months ended December 31, 1999 to $2.6 million in the three months ended December 31, 2000. Such increase includes costs and expenses associated with the operation of Bingo of approximately $124,000. Otherwise, such increase is primarily related to the associated increase in gaming revenue.

Results of operations - Three months ended December 31, 2000 compared to three months ended December 31, 1999 (continued)

       The increase in lodging costs and expenses of $126,000, in the second quarter of fiscal 2001 compared to the same quarter in fiscal 2000, principally consists of an increase in salaries, wages and benefits. This increase is due, in part, to the increase in hotel occupancy.

       The decrease in food and beverage costs and expenses from $1.4 million in the quarter ended December 31, 1999 to $936,000 in the quarter ended December 31, 2000 is due to the elimination, in mid-October 2000, of a 24-hour restaurant operated by the Company as previously discussed. Such decline was partially offset by increased costs and expenses from other food outlets primarily due to increased revenue from such outlets.

       The increase in interest and other income of $42,000, in the three months ended December 31, 2000 versus the three months ended December 31, 1999, is due to additional earnings on increased invested excess cash and cash equivalents.

       "EBITDA" improved from $493,000 in the three months ended December 31, 1999 to $784,000 in the three months ended December 31, 2000, a 59 percent increase. "EBITDA" includes earnings before: depreciation and amortization, interest expense, income taxes and any gain (loss) on the disposal of property. EBITDA is not a calculation determined pursuant to generally accepted accounting principles and is not an alternative to operating income or net income and is not a measure of liquidity. Since not all companies calculate this measure in the same manner, the Company's EBITDA measure may not be comparable to similarly titled measures reported by other companies. The Company presents EBITDA as a supplemental disclosure to facilitate a more complete analysis of the Company's financial performance. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest expense, depreciation and amortization.

Results of operations - First six months of fiscal 2001 compared to 2000

       In the six months ended December 31, 2000, compared to the six months ended December 31, 1999, revenues increased to $18.2 million from $17 million, a 7 percent increase. For the same comparable six month periods, income from operations more than doubled from $642,000 in the first half of fiscal 2000 to $1.3 million in the first half of fiscal 2001.

       Net income and net income per share also more than doubled from $293,000, or $.06 per share (diluted), in the six months ended December 31, 1999 to $612,000, or $.13 per share (diluted), in the six months ended December 31, 2000.

       The improvements in revenue, income from operations and net income are primarily a result of improved gaming revenue and the continued positive effect of improved methods of operations and increased efficiencies implemented in prior periods.

Results of operations - First six months of fiscal 2001 compared to 2000 (continued)

       Lodging revenue increased by over 9 percent to $4.7 million in the first half of fiscal 2001 compared to $4.3 million in the first half of fiscal 2000. Such increase is due to an increase in hotel occupancy and the average daily rate. Hotel occupancy improved from 82% in the December 31, 1999 six months to 86% in December 31, 2000 six months. For the same comparable periods, the average room rate increased from approximately $34 to approximately $36.

       Gaming revenue improved by approximately 12% to $10.9 million in the six months ended December 31, 2000 versus $9.7 million in the six months ended December 31, 1999. This increase includes approximately $309,000 in revenue from the Bingo operation which was commenced in February 2000. Such overall increase represents improved casino revenue per occupied room which improved from approximately $75 per occupied room to $80. This reflects, in part, increased gaming from non-hotel guests, primarily local residents. In order to attract non-hotel guests, the Company has added new games, including Bingo, and has liberalized rules and payouts. The Company also utilizes various promotions to reward guest gaming activity.

       The $354,000 decrease in food and beverage revenue in the six months ended December 31, 2000, compared to the December 31, 1999 six months, is due to the elimination, in mid-October 2000, of a 24-hour restaurant operated by the Company. Upon the closing of such restaurant, an "Original Mels" diner was opened on the premises which is operated by a third party. The decrease in revenue as a result of the closed restaurant was partially offset by an increase in other restuarant revenues of approximately $147,000 which is due to improved occupancy and increased food revenue per occupied room contributed by the remaining food outlets.

       The increase in other revenues of $127,000 in the six months ended December 31, 2000, compared to the six months ended December 31, 1999, primarily consists of an increase in various ancilliary revenues.

       The slight increase in complimentary lodging, food and beverage of $85,000 is due to increased complimentary rewards based on patron gaming activity and to various promotional programs directed at attracting and retaining customers.

       Gaming costs and expenses increased from $4.7 million in the six months ended December 31, 1999 to $5.2 million in the six months ended December 31, 2000. Such increase includes costs and expenses associated with the operation of Bingo of approximately $253,000. Otherwise, such increase is primarily related to the associated increase in gaming revenue.

       The increase in lodging costs and expenses of $194,000, in the first half of fiscal 2001 compared to the first half of fiscal 2000, consists of an increase in salaries, wages and benefits of approximately $94,000 and in various other costs and expenses. This increase is due, in part, to the increase in hotel occupancy.

Results of operations - First six months of fiscal 2001 compared to 2000 (continued)

       The decrease in food and beverage costs and expenses from $2.9 million in the six months ended December 31, 1999 to $2.5 in the six months ended December 31, 2000 is due to the elimination, in mid-October 2000, of a 24-hour restaurant operated by the Company as previously discussed. Such decline was partially offset by increased costs and expenses from other food outlets primarily due to increased revenue from such outlets.

       The $131,000 increase in maintenance and utilities costs and expenses in the six months ended December 31, 2000, compared to the six months ended December 31, 1999, includes increases in salaries, wages and benefits of $74,000 and utilities of $51,000 and is due, in part, to the increase in hotel occupancy.

       The increase in interest and other income of $95,000, in the six months ended December 31, 2000 versus the six months ended December 31, 1999, is due to additional earnings on increased invested excess cash and cash equivalents.

       The effective income tax rate in the six months ended December 31, 1999 is different from the statutory rate due to the impact of certain tax credits that otherwise reduce income taxes for federal income tax purposes.

       "EBITDA" improved from $2.2 million in the six months ended December 31, 1999 to $3.0 million in the six months ended December 31, 2000, a 36 percent increase. "EBITDA" includes earnings before: depreciation and amortization, interest expense, income taxes and any gain (loss) on the disposal of property. EBITDA is not a calculation determined pursuant to generally accepted accounting principles and is not an alternative to operating income or net income and is not a measure of liquidity. Since not all companies calculate this measure in the same manner, the Company's EBITDA measure may not be comparable to similarly titled measures reported by other companies. The Company presents EBITDA as a supplemental disclosure to facilitate a more complete analysis of the Company's financial performance. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest expense, depreciation and amortization.

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

         NONE

Item 3.  Defaults Upon Senior Securities.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

       The Annual Meeting of Shareholders was held on November 6, 2000 for the following purposes:

       1. Proposal One - The election of the following members of the Board of
Directors: P.

     Name                                    For            Withheld
     ----                                    ---            --------
Jon N. Bengtson                           4,190,258         195,626
Larry Tuntland                            4,190,258         195,626
David R. Wood                             4,190,258         195,626

       The remaining continuing Directors are Ferenc B. Szony, Pete Cladianos, Jr., Pete Cladianos III, Katherene Latham and Louis J. Phillips.

       2. Proposal Two - Approval of the Company's Second Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent.

                      For            Against            Abstain
                      ---            -------            -------
                   2,788,568         285,199            12,215

Item 5.  Other Information.

       NONE

Item 6. Exhibits and Reports on Form 8-K.

       (a)    Exhibits

              10(a) Second Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated November 6, 2000.

       (b)    Reports on Form 8-K:

              NONE

SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE SANDS REGENT
                                  (Registrant)





Date: February 12, 2001           By    /s/ David R. Wood
                                     -------------------------------------------
                                     David R. Wood, Executive Vice President
                                     Principal Accounting and Financial Officer

                                INDEX TO EXHIBITS


                                                                                        Sequentially
Exhibit                                                                                   Numbered
Number                                                                                      Page
------                                                                                  ------------
10(a)        Second Amended and Restated Stock Option Plan for Executive and