Form 10-Q
period 2001-03-31
SANDS REGENT
filed 2001-05-14
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number    0-14050
                      ----------------------------------------------------------

                                THE SANDS REGENT
--------------------------------------------------------------------------------
               (exact name of registrant as specified in charter)

              Nevada                                    88-0201135
   -------------------------------                   ----------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

345 North Arlington Avenue, Reno, Nevada                   89501
--------------------------------------------------------------------------------
(Address of principal executive offices)                (zip code)

Registrant's telephone number, including area code  (775) 348-2200
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On May 11, 2001, the registrant had outstanding 4,500,722 shares of its common stock, $.10 par value.

                         THE SANDS REGENT AND SUBSIDIARY

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                               Page No.
                                                                               --------
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.                                                  1 - 8
            Consolidated Statements of Operations                               1 - 2
            Consolidated Balance Sheets                                         3 - 4
            Consolidated Statements of Cash Flows                               5 - 6
            Notes to Interim Consolidated Financial Statements                  7 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.                                              9 - 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.              13

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.                                                       14

Item 2.  Changes in Securities.                                                   14

Item 3.  Defaults Upon Senior Securities.                                         14

Item 4.  Submission of Matters to a Vote of Security Holders.                     14

Item 5.  Other Information.                                                       14

Item 6.  Exhibits and Reports on Form 8-K.                                        14


SIGNATURES                                                                        15

                          PART I FINANCIAL INFORMATION


Item 1. Financial Statements.

                         THE SANDS REGENT AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



 (Dollars in thousands,                        THREE MONTHS                    NINE MONTHS
 except per share amounts)                    ENDED MARCH 31,                 ENDED MARCH 31,
                                        ------------------------        ------------------------
                                          2000            2001            2000            2001
                                        --------        --------        --------        --------
Operating revenues:
  Gaming                                $  5,529        $  5,238        $ 15,236        $ 16,109
  Lodging                                  1,698           1,723           6,022           6,456
  Food and beverage                        1,556           1,072           4,902           4,064
  Other                                      300             347             874           1,048
                                        --------        --------        --------        --------
                                           9,083           8,380          27,034          27,677
Less complimentary lodging, food
  and beverage included above                484             522           1,548           1,692
                                        --------        --------        --------        --------
                                           8,599           7,858          25,486          25,985
                                        --------        --------        --------        --------
Operating costs and expenses:
  Gaming                                   2,431           2,621           7,067           7,779
  Lodging                                    989           1,008           3,087           3,300
  Food and beverage                        1,363             739           4,262           3,281
  Other                                      136             132             402             423
  Maintenance and utilities                  766             846           2,254           2,465
  General and administrative               1,785           1,760           5,213           5,214
  Depreciation and amortization              732             749           2,162           2,202
                                        --------        --------        --------        --------
                                           8,202           7,855          24,447          24,664
                                        --------        --------        --------        --------
Income from operations                       397               3           1,039           1,321
                                        --------        --------        --------        --------
Other income (deductions):
  Interest and other income                   87              98             250             356
  Interest and other expense                (312)           (249)           (879)           (863)
  Gain (loss) on disposition of
    property and equipment                    25              --             128             (57)
                                        --------        --------        --------        --------
                                            (200)           (151)           (501)           (564)
                                        --------        --------        --------        --------
Income (loss) before income taxes            197            (148)            538             757
Income tax (provision) benefit               (54)             58            (102)           (235)
                                        --------        --------        --------        --------
Net income (loss)                       $    143        ($    90)       $    436        $    522
                                        ========        ========        ========        ========

     (continued)


The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




 (Dollars in thousands,                              THREE MONTHS                            NINE MONTHS
 except per share amounts)                          ENDED MARCH 31,                         ENDED MARCH 31,
                                           ---------------------------------       ---------------------------------
      (continued)                              2000                 2001                2000                2001
                                           -------------       -------------       -------------       -------------
Net income (loss) per share:
  Basic                                    $         .03       $        (.02)      $         .10       $         .12
                                           =============       =============       =============       =============
  Diluted                                  $         .03       $        (.02)      $         .10       $         .11
                                           =============       =============       =============       =============

Weighted average shares outstanding:
  Basic                                        4,497,381           4,500,655           4,496,424           4,499,029
                                           =============       =============       =============       =============
  Diluted                                      4,564,962           4,500,655           4,538,897           4,750,700
                                           =============       =============       =============       =============



The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Unaudited)




 (Dollars in thousands)                                    JUNE 30,             MARCH 31,
                                                            2000                  2001
                                                           --------             ---------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $ 9,186               $ 8,542
  Short-term investments                                       753                   110
  Accounts and notes receivable less allowance
    for possible losses of $21 and $27                         507                   437
  Note receivable, sale of subsidiaries                        180                   180
  Inventories                                                  631                   607
  Federal income tax refund receivable                          --                   202
  Prepaid expenses and other assets                          1,042                   836
                                                           -------               -------
      Total current assets                                  12,299                10,914

PROPERTY AND EQUIPMENT:
  Land                                                       8,487                 8,487
  Buildings and improvements                                37,307                38,281
  Equipment, furniture and fixtures                         18,150                18,387
  Construction in progress                                     214                 2,759
                                                           -------               -------
                                                            64,158                67,914
  Less accumulated depreciation
    and amortization                                        31,027                32,781
                                                           -------               -------
                                                            33,131                35,133

OTHER ASSETS:
  Note receivable, sale of subsidiaries, net                 1,208                   815
  Other                                                        454                   446
                                                           -------               -------
                                                             1,662                 1,261
                                                           -------               -------

      Total assets                                         $47,092               $47,308
                                                           =======               =======



The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Unaudited)




(Dollars in thousands)                                      JUNE 30,               MARCH 31,
                                                              2000                    2001
                                                            --------               ---------
   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                         $  2,430                $  2,383
   Accrued salaries, wages and benefits                        1,392                   1,463
   Other accrued expenses                                        191                     311
   Federal income tax payable                                    234                      --
   Deferred federal income tax liability                         131                      96
   Current maturities of long-term debt                          263                     255
                                                            --------                --------
       Total current liabilities                               4,641                   4,508
 LONG-TERM DEBT                                               10,205                  10,000
 DEFERRED FEDERAL INCOME TAX LIABILITY                           909                     938
                                                            --------                --------
       Total liabilities                                      15,755                  15,446
                                                            --------                --------

 STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value, 5,000,000
     shares authorized, none issued                               --                      --
   Common stock, $.10 par value, 20,000,000
     shares authorized, 6,900,722 and
     6,903,722 shares issued                                     690                     690
   Additional paid-in capital                                 12,730                  12,733
   Retained earnings                                          40,275                  40,797
                                                            --------                --------
                                                              53,695                  54,220
   Treasury stock, at cost, 2,403,000 shares                 (22,358)                (22,358)
                                                            --------                --------
       Total stockholders' equity                             31,337                  31,862
                                                            --------                --------
       Total liabilities and stockholders'
         equity                                             $ 47,092                $ 47,308
                                                            ========                ========



The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



   (Dollars in thousands)                                          NINE MONTHS ENDED
                                                                        MARCH 31,
                                                             ------------------------------
                                                               2000                  2001
                                                             -------                -------
OPERATING ACTIVITIES:
  Net income                                                 $   436                $   522
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Depreciation and amortization                              2,162                  2,202
    (Gain) loss on sale of property and equipment               (128)                    57
    Decrease in accounts and notes receivable                    108                     70
    (Increase) decrease in inventories                           (92)                    24
    Decrease in prepaid expenses and other current assets        327                    206
    Decrease in other assets                                      90                      8
    Increase (decrease) in accounts payable                      747                   (243)
    Increase in accrued expenses                                 398                    191
    Change in federal income taxes payable/receivable            293                   (436)
    Changes in deferred federal income taxes                      43                     (6)
                                                             -------                -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      4,384                  2,595
                                                             -------                -------
INVESTING ACTIVITIES:
  Purchase of short term investments                          (1,983)                  (200)
  Sale and maturity of short-term investments                  1,250                    843
  Receipt of funds previously held in escrow
    and included in accounts receivable
    relative to the sale of subsidiaries                         653                     --
  Payments received on note receivable                           394                    393
  Additions to property and equipment                         (2,257)                (3,674)
  Payment of accounts payable on prior period purchases
    of property and equipment                                     --                   (411)
  Proceeds from sale of property and equipment                   327                     20
                                                             -------                -------
NET CASH USED IN INVESTING ACTIVITIES                         (1,616)                (3,029)
                                                             -------                -------



The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

   (Dollars in thousands)                                       NINE MONTHS ENDED
                                                                    MARCH 31,
                                                         --------------------------------
                                                           2000                     2001
                                                         --------                --------
FINANCING ACTIVITIES:
  Issuance of long-term debt                               10,000                      --
  Payment of costs relative to
    issuance of long-term debt                               (442)                     --
  Payments on long-term debt                              (10,707)                   (213)
  Issuance of common stock                                      2                       3
                                                         --------                --------
NET CASH USED IN FINANCING ACTIVITIES                      (1,147)                   (210)
                                                         --------                --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          1,621                    (644)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                    5,540                   9,186
                                                         --------                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  7,161                $  8,542
                                                         ========                ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Property and equipment acquired by
    accounts payable                                     $    480                $    607
                                                         ========                ========
  Interest paid, net of amount capitalized               $  1,015                $    756
                                                         ========                ========
  Federal income taxes paid                              $     --                $    678
                                                         ========                ========



The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2000 AND 2001



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

        The Consolidated Balance Sheet at June 30, 2000 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of March 31, 2001 and the results of operations and cash flows for the three and nine months ended March 31, 2001 and 2000 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

NOTE 3 - EARNINGS PER SHARE

        The weighted average number of shares outstanding for the calculation of diluted earnings per share, for the nine month periods ended March 31, 2000 and 2001 and the three months ended March 31, 2000, included the dilutive effect of Company stock options to purchase common stock. For the nine months ended March 31, 2001 and the three and nine months ended March 31, 2000, options to purchase 22,500, 402,000 and 426,000 shares, respectively, of the Company's common stock were not included because the exercise price exceeded the average market price. For the three months ended March 31, 2001, options to purchase 655,500 shares were not included because the Company incurred a net loss for such period.

                         THE SANDS REGENT AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2000 AND 2001


   NOTE 4- RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") AND OTHER AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS


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

        On January 1, 2001, the Company implemented Emerging Issues Task Force ("EITF") No. 00-22 "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". EITF No. 00-22 requires that player's club reward program points be reflected as a promotional item and deducted from revenue. Prior to this pronouncement, the Company had expensed the player's club reward program activity as a gaming expense. Reclassification has been made on the consolidated statements of operations for the three and nine months ended March 31, 2000 to conform to the presentation for the three and nine months ended March 31, 2001.

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

Results of operations - Three months ended March 31, 2001 compared to three months ended March 31, 2000

        In the three months ended March 31, 2001, compared to the three months ended March 31, 2000, revenues decreased to $7.9 million from $8.6 million. For the same comparable quarters, income from operations declined from $397,000 in the third quarter of fiscal 2000 to $3,000 in the third quarter of fiscal 2001. Net income also declined from $143,000, or $.03 per diluted share in the March 2000 quarter to a net loss of $90,000, or loss per share of $.02.

        The declines in revenue, income from operations and in net income are due to several factors. First, the Company had a major room renovation project under way through the entire third quarter of fiscal 2001 which resulted in rooms not available for rent. Second, gaming revenue per occupied room has declined due primarily to increased play on slot machines with an overall lower hold percentage. This is due, in part, to an increased emphasis on local area residents. The Company has made a conscious effort to loosen the slot machine hold percentage in order to encourage long-term customer loyalty.

        In addition, in January and February, the Reno area market reflected an overall decline which was due, in part, to the adverse impact of various winter storm cycles. For such months, the Company generally fared better than the market as a whole. Revenues also declined as a result of the elimination of a 24-hour restaurant in mid-October 2000 as further described below.

        The lodging revenue of $1.7 million was approximately the same in both the third quarters of fiscal 2000 and 2001. Hotel occupancy improved slightly from 79% in the March 31, 2000 quarter to 80% in March 31, 2001 quarter. For the same comparable quarters, the average room rate improved from approximately $28 in the March 2000 quarter to almost $29 in the March 2001 quarter.

        Gaming revenue declined from approximately $5.5 million in the March 31, 2000 quarter to $5.2 million in the March 31, 2001 quarter. This decrease is due to a decline in gaming revenue per occupied room from $90 to $84 and is due, in part, to increased play on slot machines with lower hold percentages as a result of an increased emphasis on local area residents. The Company has made a conscious effort to loosen the slot machine hold percentage in order to encourage long-term customer loyalty.

        The $484,000 decrease in food and beverage revenue in the quarter ended March 31, 2001, compared to the March 31, 2000 quarter, is due to the elimination, in mid-October 2000, of a 24-hour restaurant operated by the Company. Upon the closing of such restaurant, an "Original Mel's" diner was opened on the premises which is operated by a third party.

Results of operations - Three months ended March 31, 2001 compared to three months ended March 31, 2000 (continued)

        Gaming costs and expenses increased from $2.4 million in the three months ended March 31, 2000 to $2.6 million in the three months ended March 31, 2001. Such increase includes an increase in allocated complimentary expenses of $69,000 and in various other costs and expenses.

        The decrease in food and beverage costs and expenses from $1.4 million in the quarter ended March 31, 2000 to $739,000 in the quarter ended March 31, 2001 is due to the elimination, in mid-October 2000, of a 24-hour restaurant operated by the Company as previously discussed. Such decline was partially offset by increased costs and expenses from other food outlets primarily due to increased revenue from such outlets.

        The $80,000 increase in maintenance and utilities costs and expenses in the three months ended March 31, 2001, compared to the three months ended March 31, 2000, primarily consists of an increase in utility expense.

        The decrease in interest and other expense of $63,000, in the three months ended March 31, 2001 versus the three months ended March 31, 2000, is due to the capitalization of interest expense on construction in progress which consisted principally of the Company's hotel room renovation project.

        "EBITDA" declined from $1.2 million in the three months ended March 31, 2000 to $850,000 in the three months ended March 31, 2001. "EBITDA" includes earnings before: depreciation and amortization, interest expense, income taxes and any gain (loss) on the disposal of property. EBITDA is not a calculation determined pursuant to generally accepted accounting principles and is not an alternative to operating income or net income and is not a measure of liquidity. Since not all companies calculate this measure in the same manner, the Company's EBITDA measure may not be comparable to similarly titled measures reported by other companies. The Company presents EBITDA as a supplemental disclosure to facilitate a more complete analysis of the Company's financial performance. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest expense, depreciation and amortization.

Results of operations - First nine months of fiscal 2001 compared to first nine months of fiscal 2000

        In the nine months ended March 31, 2001, compared to the nine months ended March 31, 2000, revenues increased to $26 million from $25.5 million. For the same comparable nine month periods, income from operations increased from $1.0 million to $1.3 million and net income increased from $436,000, or $.10 per diluted share, to $522,000, or $.11 per diluted share.

        The improvements in revenue, income from operations and net income are a result of improved occupancy and improved gaming revenue, primarily in the first half of fiscal 2001, and the continued positive effect of improved methods of operations and increased efficiencies implemented in prior periods. Such improved revenues were partially offset by a reduction in food and beverage revenue as a result of the elimination of a 24-hour restaurant in mid-October 2000.

Results of operations - First nine months of fiscal 2001 compared to first nine months of fiscal 2000 (continued)

Factoring out the elimination of such revenue, revenue increased by over 9%.

        Lodging revenue increased by over 7 percent to $6.5 million in the nine months ended March 31, 2001 compared to $6.0 million in the nine months ended March 31, 2000. Such increase is due to an increase in hotel occupancy and the average daily rate. Hotel occupancy improved from 81% in the March 31, 2000 nine months to 84% in March 31, 2001 nine months. For the same comparable periods, the average room rate increased from approximately $32 to approximately $33.

        Gaming revenue improved to approximately $16.1 million in the nine months ended March 31, 2001 compared to $15.2 million in the nine months ended March 31,2000. This increase includes approximately $358,000 in revenue from the Bingo operation which was commenced in February 2000. Such overall increase represents improved casino revenue per occupied room which improved from approximately $80 per occupied room to $81. This reflects, in part, increased gaming from non-hotel guests, primarily local residents. In order to attract non-hotel guests, the Company has added new games, including Bingo, and has liberalized rules and payouts. The Company also utilizes various promotions to reward guest gaming activity.

        The $838,000 decrease in food and beverage revenue in the nine months ended March 31, 2001, compared to the March 31, 2000 nine months, is due to the elimination, in mid-October 2000, of a 24-hour restaurant operated by the Company. Upon the closing of such restaurant, an "Original Mel's" diner was opened on the premises which is operated by a third party. The decrease in revenue as a result of the closed restaurant was partially offset by an increase in other restaurant revenues of approximately $190,000 which is due to improved occupancy and increased food revenue per occupied room contributed by the remaining food outlets.

        The increase in other revenues of $174,000 in the nine months ended March 31, 2001, compared to the nine months ended March 31, 2000, includes rental income from the "Original Mel's" diner of $78,000 and an increase in various other ancillary revenues.

        The increase in complimentary lodging, food and beverage of $144,000 is due to increased complimentary rewards based on patron gaming activity and to various promotional programs directed at attracting and retaining customers.

        Gaming costs and expenses increased from $7.1 million in the nine months ended March 31, 2000 to $7.8 million in the nine months ended March 31, 2001. Such increase includes costs and expenses associated with the operation of Bingo of approximately $295,000. Such increase also includes an increase in salaries, wages and benefits of $165,000 and increases in various other costs and expenses which are primarily related to the associated increase in gaming revenue.

Results of operations - First nine months of fiscal 2001 compared to first nine months of fiscal 2000 (continued)

        The increase in lodging costs and expenses of $213,000, in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000, consists of an increase in salaries, wages and benefits of approximately $94,000 and in various other costs and expenses. This increase is due, in part, to the increase in hotel occupancy.

        The $981,000 decrease in food and beverage costs and expenses from $4.3 million in the nine months ended March 31, 2000 to $3.3 million in the nine months ended March 31, 2001 is due to the elimination, in mid-October 2000, of a 24-hour restaurant operated by the Company as previously discussed. Such decline was partially offset by increased costs and expenses from other food outlets primarily due to increased revenue from such outlets.

        The $211,000 increase in maintenance and utilities costs and expenses in the nine months ended March 31, 2001, compared to the nine months ended March 31, 2000, includes increases in salaries, wages and benefits of $102,000 and utilities of $113,000. The increase in salaries, wages and benefits is due, in part, to the increase in hotel occupancy.

        The increase in interest and other income of $106,000, in the nine months ended March 31, 2001 versus the nine months ended March 31 2000, is due to additional earnings on increased invested excess cash and cash equivalents.

        "EBITDA" improved from $3.5 million in the nine months ended March 31, 2000 to $3.9 million in the nine months ended March 31, 2001, a 12 percent increase. "EBITDA" includes earnings before: depreciation and amortization, interest expense, income taxes and any gain (loss) on the disposal of property. EBITDA is not a calculation determined pursuant to generally accepted accounting principles and is not an alternative to operating income or net income and is not a measure of liquidity. Since not all companies calculate this measure in the same manner, the Company's EBITDA measure may not be comparable to similarly titled measures reported by other companies. The Company presents EBITDA as a supplemental disclosure to facilitate a more complete analysis of the Company's financial performance. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest expense, depreciation and amortization.

Capital resources and liquidity

        During the nine months ended March 31, 2001, the Company expended approximately $4.1 million on the purchase and addition of property and equipment. This included the renovation of approximately two-thirds of the Company's hotel rooms.

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

ITEM 3. Quantitative and Qualitative Disclosures

        About Market Risk.

        NONE

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

        NONE

Item 2. Changes in Securities.

        NONE

Item 3. Defaults Upon Senior Securities.

        NONE

Item 4. Submission of Matters to a Vote of Security Holders.

        NONE

Item 5. Other Information.

        NONE

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits

                10(a) Executive Bonus Agreement, dated January 3, 2001, by and between Ference B. Szony (as President and Chief Executive Officer) and The Sands Regent.

        (b)     Reports on Form 8-K:

                NONE

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE SANDS REGENT
                                 (Registrant)


Date: May 14, 2001           By         /S/      David R. Wood
                                 ----------------------------------------------
                                 David R. Wood, Executive Vice President and
                                 Principal Accounting and Financial Officer

                                INDEX TO EXHIBITS



                                                                    Sequentially
     Exhibit                                                          Numbered
     Number                                                             Page
    -------                                                         ------------
     10(a)   Executive Bonus Agreement, dated January 3,
             2001, by and between Ference B. Szony (as
             President and Chief Executive Officer) and
             The Sands Regent................................