Form 10-K
period 2001-06-30
SANDS REGENT
filed 2001-09-14
CIK 753899

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.10 PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    The aggregate market value of the Registrant's $.10 par value Common Stock held by non-affiliates of the Registrant on September 10, 2001 was $8,303,820. The aggregate market value is computed with reference to the average price per share on such date.

    Registrant's Common Stock outstanding at September 10, 2001 was 4,525,722 shares.

    Portions of Registrant's 2001 Annual Report to the Shareholders are incorporated into Part II as set forth herein. Portions of Registrant's definitive Proxy Statement for its November 5, 2001 Annual Meeting of Shareholders are incorporated into Part III as set forth herein.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

                                   THE COMPANY

    The Company, through a wholly-owned subsidiary, Zante, Inc. ("Zante"), owns and operates the Sands Regency casino/hotel in downtown Reno, Nevada. In December 1998, the Company sold the three wholly-owned subsidiaries, Patrician, Inc., Gulfside Casino, Inc., and Artemis, Inc., including the 100% owned Gulfside Casino Partnership, which owned and operated the Copa Casino, in Gulfport, Mississippi. Prior to the sale, the Company held a 100% interest in these three subsidiaries and the Copa Casino since February 1994.

    The Sands Regency casino/hotel has approximately 29,000 square feet of gaming space and 836 hotel rooms, including 29 suites of various sizes. The complex also includes a "Tony Roma's" restaurant, a "Pizza Hut", an "Arby's" restaurant, a coffee house/deli-style restaurant, an "Original Mels" diner restaurant, operated by a third party, opened in October 2000 and one other restaurant. The facilities also include an entertainment show room, three cocktail lounges, a gift shop, a beauty/barber shop operated by a third party, a bicycle and ski rental shop operated by a third party, a video arcade, a health club, a swimming pool and almost 12,000 square feet of convention and meeting space which can seat up to 950 people. The Company maintains multiple parking areas on its main casino/hotel property and adjacent to it, including a parking garage, with a total combined capacity for approximately 1,000 vehicles. Although the Company offers, on a very limited basis, complimentary hotel accommodations to select customers, no group arrangements known as "junkets" are conducted.

    The hotel room occupancy for fiscal 2001 was approximately 85.9% compared to approximately 83.9% for fiscal 2000. For the same comparable periods, the average room rate increased from approximately $34 in fiscal 2000 to $35 in fiscal 2001.

    As of September 7, 2001, the casino offered 19 table games, including 13 blackjack tables, 2 craps tables, 1 roulette table, 1 let it ride table, 1 three-card poker table and 1 pai gow poker table; 1 keno game and approximately 651 slot machines. In February 2000, a bingo parlor was added which seats approximately 175 persons. In connection with the supervision of its gaming activities, the Company's policies include stringent controls, cross-checks and recording of all receipts and disbursements.

    The Company's Reno, Nevada operations are conducted 24 hours a day, every day of the year. The primary source of revenues and income to the Company is its gaming activities, although the hotel, bars, shops, restaurants and other services are an important adjunct to the gaming activities. The Company's operating and marketing philosophy emphasizes high volume business, offering large, attractive hotel rooms at reasonable prices to group, air wholesale and motor coach business primarily from Western Canada, the Pacific Northwest and Northern California. The Company has also increased its emphasis on local residents and has experienced a significant increase in this business segment in the last several years. Gaming accounted for approximately 58% of the Company's revenues from continuing operations in Reno in fiscal 2001 and approximately 75% of the gaming revenues were generated by slot machines. The Company generally does not extend credit to its gaming customers.

    The Company has concentrated its resources on renovating and improving its existing Reno facilities and services. Future expansion plans will be considered based upon future market conditions and the need to add hotel rooms and other major facilities. The Company is also looking at opportunities to acquire one or more additional casino facilities, concentrating its efforts in Northern Nevada.

MARKETING

    Traditionally, the central component of the Company's marketing philosophy has been to utilize travel wholesalers to attract group and air wholesale business to the casino/hotel. This philosophy is based on offering attractive, well-furnished, large hotel accommodations and quality food and beverage at prices slightly lower than those of most major casino/hotels in Reno. Because of the significant increase in the number of Reno area hotel rooms in the last several years and increased competition from other gaming venues, competition for wholesale business has intensified. This has resulted in the Sands Regency developing other areas for revenue generating opportunities.

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

    The Reno area resident component of the Company's business has become a key element contributing to our success and now represents twenty-five to thirty percent of our business mix. We will rely on the continuance of strong local marketing and advertising efforts, combined with the loosening of video poker slot product, to further the growth of the locals segment of our business.

    The Sacramento area is a strong feeder market for the Reno area, and the Company is still somewhat of an unknown commodity in this area. This allows for increased advertising and marketing opportunities to generate new business by creating awareness for the property. Although a somewhat weak economy and increased utility costs are impacting the Northern California market, the Company believes that its target marketing approach will result in attracting Sacramento and other Northern California customers.

    The Company's player tracking system is instrumental in our database marketing efforts and in our guest recognition program. This system allows the casino marketing efforts to more effectively identify good customers and develop special events, programs and activities that appeal to them. An aggressive promotion and player events schedule has also been implemented to allow the Sands Regency to retain guests for longer periods of time and generate incremental visits.

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

    The Sands Regency is the lead casino/hotel in the Reno area for several major travel wholesalers who serve major cities in the West, Midwest and Southwest United States. Group, air wholesale and motor coach business accounted for approximately 47% of the hotel's occupancy in fiscal 2001 compared to 52% in fiscal 2000.

    In addition to the group and air wholesale business, the Company aggressively packages and markets group and military reunion business which require 300 rooms or less. Other travel package arrangements are also promoted which are geared toward individual travelers.

    The Sands Regency will continue to rely on advertising by travel wholesalers in their markets. In both the local market and selected feeder markets, such as Northern California, the Sands Regency has increased direct advertising efforts and will continue to use various advertising media including radio, billboard, print and local television. During periods of time when wholesale business operates at reduced levels, the Company will also continue to utilize print advertising in its other major market areas, with an emphasis on room rates, to attract individual customers.

    The Company has also been successful in developing its Internet website as Internet marketing and promoting becomes more widespread. The Company has successfully utilized the website to promote the facility and to offer various hotel room rate specials. This facet of electronic marketing should continue to expand, and the Company will continue to develop marketing efforts in this medium.

COMPETITION

    The Company competes in the greater Reno area with approximately eighteen major casinos and casino/hotels, some of which are larger than the Sands Regency. In addition, there are numerous other smaller casinos in the greater Reno area. The Company competes for its customers based upon gaming activities, room rates, room size and quality of rooms, food, beverages and location. Competitors of the Company have received governmental approval to construct an additional 3,700 hotel rooms, none of which are presently under construction. Such governmental approval does not provide assurance that all of these rooms will be built. If construction is completed on all hotel rooms presently approved for construction, the hotel room capacity in the greater Reno area will increase by approximately an additional 22%. In the event all approved hotel rooms are built, and depending on the time frames during which they are completed, management of the Company believes that this added capacity may have an adverse effect on operations of the Company.

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

    A constitutional amendment in California allows for the expansion of Native American gaming subject to entering into Tribal-State Gaming Compacts with the Governor of California. The maximum number of slot machines permitted for any one tribe is 2,000, with an estimated 40,000 projected statewide. Tribes also will immediately have the right to operate any banking or percentage card games; however, craps and roulette are presently not available. One year after any Compact is approved, a tribe may renegotiate to request additional Class 3 type gaming activites which are presently not approved for use in the State of California. The legal gambling age is 18, while the drinking age will remain at 21.

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

EMPLOYEES

    At June 30, 2001, the Company employed 709 people at the Sands Regency in Reno, Nevada, including 74 salaried employees and 635 hourly employees. None of the Company's employees is represented by a union. The Company has not experienced any work stoppages or other significant labor problems and management considers its labor relations to be good.

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

    If it were determined that the Nevada Act was violated by Zante, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Zante, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the direction of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming property and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming property) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

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

ITEM 2.  PROPERTIES

    The Company operates the casino and hotel towers at the Sands Regency on a Company-owned 6.3-acre site in downtown Reno. The casino/hotel site also includes a large outdoor swimming pool, pool house and other buildings and facilities. Garage and surface parking are provided at the casino/hotel site and also on a 2.7-acre site located adjacent to the casino/hotel site. Management considers the Company's facility to be in good condition and well maintained.

    In addition to the main casino/hotel facility, the Company owns several smaller properties in Reno consisting of a combined area of approximately .7 acres.

    The Company's Reno casino/hotel property is subject to aggregate encumbrances of approximately $10.0 million as of June 30, 2001.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a party to various legal actions, proceedings and pending claims arising in the normal course of its business. Management does not expect the outcome of these claims or suits to have a material adverse effect on the Company's financial position or results of future operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    Trading under the symbol "SNDS", the Common Stock of the Company is listed on the NASDAQ SmallCap Market.

    FOR THE YEARS ENDED JUNE 30,

                                                                                     HIGH              LOW
                                                                                     ----              ---
     2000
       First Quarter....................................................            $ 2.19            $ 1.03
       Second Quarter...................................................              2.00               .97
       Third Quarter ...................................................              2.12              1.37
       Fourth Quarter...................................................              1.81              1.37

     2001
       First Quarter....................................................            $ 3.50             $ .98
       Second Quarter...................................................              3.12              2.00
       Third Quarter....................................................              3.62              2.12
       Fourth Quarter...................................................              3.00              2.30

-----------

       The declaration and payment of dividends in the future, if any, will be determined by the Board of Directors in light of the conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. There are no restrictions on the Company prohibiting the payment of dividends and no dividends have been paid in the last two years.

       As of September 10, 2001, the Company had 203 shareholders of record and in excess of 400 beneficial shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

       There is hereby incorporated by reference the information appearing under the caption "The Sands Regent - Selected Financial Data" in the Company's 2001 Annual Report, filed as Exhibit 13 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       There is hereby incorporated by reference the information appearing under the caption "The Sands Regent - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report, filed as Exhibit 13 to this Form 10-K.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES

       None.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       There is hereby incorporated by reference the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company's 2001 Annual Report, filed as Exhibit 13 to this Form 10-K. Reference is made to the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 14(a)(1) hereof.

       With the exception of the aforementioned information and the information in Items 6 and 7, the Company's 2001 Annual Report is not deemed filed as part of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       There is hereby incorporated by reference the information appearing under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2001, filed or to be filed with the Securities and Exchange Commission.

ITEM 11.    EXECUTIVE COMPENSATION

       There is hereby incorporated by reference the information appearing under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2001, filed or to be filed with the Securities and Exchange Commission.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       There is hereby incorporated by reference the information appearing under the captions "Principal Shareholders" and "Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2001, filed or to be filed with the Securities and Exchange Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS.

            Included in Part II of this Report:

                Independent Auditors' Report

                Consolidated Balance Sheets -- June 30, 2001 and 2000

                Consolidated Statements of Operations -- Years Ended June 30, 2001, 2000 and 1999

                Consolidated Statements of Stockholders' Equity -- Years Ended June 30, 2001, 2000 and 1999

                Consolidated Statements of Cash Flows -- Years Ended June 30, 2001, 2000 and 1999

                Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES.

            Included in Part IV of this Report:

                As of and for the Years Ended June 30, 2001, 2000 and 1999

                Independent Auditors' Report on Schedule

                Schedule II -- Valuation and Qualifying Accounts

            All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) EXHIBITS

         3(a)(i) Restated Articles of Incorporation of the Company (Exhibit 3(a) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1).*

         3(a)(ii) Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 2, 1987 (Exhibit 4(a) to the Company's Form 10-Q for the quarter ended December 31, 1987).*

         3(a)(iii) Certificate of Correction Pursuant to NRS 78.0295 of the
                   Company, dated August 18, 2000 (Exhibit 3(a) to the Company's Form 10-Q for the quarter ended September 30, 2000).*

         3(b)(i) Amended and Restated Bylaws of the Company, as amended April 29, 1985, and currently in effect (Exhibit 3(b) to the Company's Form 10-K for the fiscal year ended June 30,
                   1985).*

         3(b)(ii) Resolution of Amendment to the Bylaws of the Company, dated November 2, 1987 (Exhibit 4(b) to the Company's Form 10-Q for the quarter ended December 31, 1987).*

         3(b)(iii) Certificate of Amendment of the Amended and Restated Code of
                   Bylaws, as Amended, of The Sands Regent, dated January 10, 1996 (Exhibit 3(b)(iii) to the Company's Form 10-K for the fiscal year ended June 30, 1996).*

         4(a) Amended Trust Agreement, dated February 22, 1987, among Antonia Cladianos II as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(a) to the Company's Form 10-K for the fiscal year ended June 30, 1987).*

         4(b) Amended Trust Agreement, dated February 19, 1987, among Pete Cladianos III as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(b) to the Company's Form 10-K for the fiscal year ended June 30, 1987).*

         10(a) Second Amended and Restated Stock Option Plan for Executive and Key Employees of the Sands Regent, dated November 6, 2000 (Exhibit 10(a) to the Company's Form 10-Q for the quarter ended December 31, 2000).*

         10(b) Non-Qualified Stock Option Agreement, dated May 11, 1998, by and between Louis J. Phillips and The Sands Regent. (Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended June 30, 1998).*

         10(c) Deferred Compensation Plan for Directors of the Company (Exhibit 10(e) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1). *

         10(d) Form of Indemnity Agreement for Directors and Officers of the Company (Exhibit 10(f) to the Company's Form 10-K for the fiscal year ended June 30, 1988). *

         10(e) Loan and Security Agreement, dated December 3, 1999, by and between Foothill Capital Corporation and Zante, Inc.; and the related Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents; General Continuing Guarantee; Guarantor Security Agreement; and Stock Pledge Agreement (Exhibit 10(a) to the Company's Form 10-Q for the quarter ended December 31, 1999). *

         10(f) Settlement Agreement dated November 2, 1984, by and between Hughes Properties, Inc., and Zante, Inc. (Exhibit 10(u) to the Company's Registration Statement (Registration No. 2-93453) on Form S-1). *

         10(g) Agreement, dated November 6, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino Partnership and The Sands Regent (Exhibit 10(a) to the Company's Form 10-Q for the quarter ended September 30, 1998). *

         10(h) First Amendment to Agreement, dated December 23, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino Partnership and The Sands Regent; and the related

                  Promissory Note and Royalty Agreement. (Exhibit 10(o) to the Company's Form 10-K for the fiscal year ended June 30, 1999).
                  *

         10(i) Franchise Agreement, dated October 9, 1986 and as amended on October 9, 1986, by and between Roma Corporation and Zante, Inc. (Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended June 30, 1987).*

         10(j) Employment Agreement, dated December 15, 1998, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31, 1999).*

         10(k) Amendment to Employment Agreement, dated December 15, 1999, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(b) to the Company's Form 10-Q for the quarter ended December 31, 1999). *

         10(l) Executive Bonus Agreement, dated January 3, 2001, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31, 2001). *

         10(m) Employment Agreement, dated January 9, 2000, by and between David R. Wood (as Executive Vice President and Chief Financial Officer) and The Sands Regent (Exhibit 10(c) to the Company's Form 10-Q for the quarter ended December 31, 1999). *

         10(n) Employment Agreement, dated January 29, 1998, by and between Patrick Bassney (as Vice President and General Manager) and the Sands Regency (Zante, Inc.). (Exhibit 10(s) to the Company's Form 10-K for the fiscal year ended June 30, 1999).
                  *

         13       2001 Annual Report to Shareholders. **

         21 Subsidiaries: Zante, Inc., a Nevada Corporation, which owns and operates the Sands Regency Casino/Hotel.

         23 Independent Auditors' Consent to the incorporation by reference into specified registration statement on Form S-8 of their reports contained in or incorporated by reference into this report. **

----------
       *       Incorporated by reference

       **      Filed herewith

(b)    REPORTS ON FORM 8-K.

       The Company did not file any reports on Form 8-K during the last quarter of fiscal 2001.

(c)    INDEX TO EXHIBITS.

(d)    FINANCIAL STATEMENT SCHEDULES.

       Financial statement schedules required by Regulation S-X are excluded from the 2001 Annual Report to the Shareholders by Rule 14a-3(b)(1). See Schedule II to the Financial Statements appearing under Item 14(a)(2) hereof.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE SANDS REGENT

Date: September 12, 2001                    By:    FERENC B. SZONY
                                                   -----------------------
                                                   Ferenc B. Szony, President
                                                   and Chief Executive Officer

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

SIGNATURE                                                CAPACITY                                   DATE
---------                                                --------                                   ----
FERENC B. SZONY                                   President (Chief                            September 12, 2001
------------------------------------------        Executive Officer)
Ferenc B. Szony                                   and Director


KATHERENE  LATHAM                                 Chairman of the                             September 12, 2001
------------------------------------------        Board of Directors
Katherene Latham

PETE CLADIANOS, JR.                               Vice Chairman of the                        September 12, 2001
------------------------------------------        Board of Directors
Pete Cladianos, Jr.

DAVID R. WOOD                                     Executive Vice President,                   September 12, 2001
------------------------------------------        Treasurer, Chief Financial and
David R. Wood                                     Accounting Officer and Director


                                                  Secretary and Director                      September __, 2001
------------------------------------------
Pete Cladianos III


JON N. BENGTSON                                   Director                                    September 12, 2001
------------------------------------------
Jon N. Bengtson

LOUIS J. PHILLIPS                                 Director                                    September 12, 2001
------------------------------------------
Louis J. Phillips

LARRY TUNTLAND                                    Director                                    September 12, 2001
------------------------------------------
Larry Tuntland

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Sands Regent:


We have audited the consolidated financial statements of The Sands Regent and subsidiaries (the "Company") as of June 30, 2001 and 2000, and for each of the three years in the period ended June 30, 2001, and have issued our report thereon dated August 9, 2001; such consolidated financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Sands Regent and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Reno, Nevada
August 9, 2001

                                The Sands Regent

                                   Schedule II

                        Valuation and Qualifying Accounts

                                 (in thousands)

                                                                       Additions
                                                    Balance at       Charged to
                                                    Beginning        Costs and                                        Balance at
                Description                          of Year           Expenses      Deductions(1)        Other       End of Year
                -----------                         ----------        ----------     -------------       -----        -----------
Allowance for Doubtful Accounts Receivable:

       Year ended June 30, 2001                       $   21           $    78        $  ( 45)          $  ---           $  54

       Year ended June 30, 2000                           27                54           ( 60)             ---              21

       Year ended June 30, 1999                           72                91           ( 76)            (60)(2)           27


----------

(1)    Write-offs of uncollectible accounts receivable, net of recoveries

(2)    Represents balance for subsidiaries disposed of during the year

                                INDEX TO EXHIBITS

                                                                                   SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                                                                                  PAGE
------                                                                                  ----
13       2001 Annual Report to Shareholders

23 Independent Auditors' Consent to the incorporation by reference into specified registration statements on Form S-8 of their reports contained in or incorporated by reference into this report