Form 10-Q
period 2001-09-30
SANDS REGENT
filed 2001-11-13
CIK 753899

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001 or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On November 13, 2001, the registrant had outstanding 4,525,722 shares of its common stock, $.10 par value.

                         THE SANDS REGENT AND SUBSIDIARY


                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                  Page No.
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).                         1 - 8

     Consolidated Statements of Operations                         1 - 2

     Consolidated Balance Sheets                                   3 - 4

     Consolidated Statements of Cash Flows                         5 - 6

     Notes to Interim Consolidated Financial
         Statements                                                7 - 8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations.                                               9 - 11

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk.                                          11


PART II OTHER INFORMATION

Item 1.  Legal Proceedings.                                          12

Item 2.  Changes in Securities.                                      12

Item 3.  Defaults Upon Senior Securities.                            12

Item 4.  Submission of Matters to a Vote of
         Security Holders.                                           12

Item 5.  Other Information.                                          12

Item 6.  Exhibits and Reports on Form 8-K.                           12


SIGNATURES                                                           13

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                         THE SANDS REGENT AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands,                            THREE MONTHS
except per share amounts)                      ENDED SEPTEMBER 30,
                                           --------------------------
                                             2000              2001
                                           --------          --------
Operating revenues:
  Gaming                                   $  5,491          $  5,128
  Lodging                                     3,041             2,790
  Food and beverage                           1,834             1,444
  Other                                         362               385
                                           --------          --------
                                             10,728             9,747
  Less complimentary lodging, food
    and beverage included above                 624               765
                                           --------          --------
                                             10,104             8,982
Operating costs and expenses:
  Gaming                                      2,600             2,541
  Lodging                                     1,182             1,058
  Food and beverage                           1,606               860
  Other                                         145               138
  Maintenance and utilities                     839               901
  General and administrative                  1,616             1,787
  Depreciation and amortization                 724               782
                                           --------          --------
                                              8,712             8,067
                                           --------          --------
Income from operations                        1,392               915

Other income (deductions):
  Interest and other income                     129                71
  Interest and other expense                   (325)             (297)
  Gain (loss) on disposition of
    property and equipment                      (60)               11
                                           --------          --------
                                               (256)             (215)
                                           --------          --------
Income before income taxes                    1,136               700
Income tax provision                            379               232
                                           --------          --------
Net income                                 $    757          $    468
                                           ========          ========

(continued)


The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands,                               THREE MONTHS
except per share amounts)                           ENDED SEPTEMBER 30,
                                             -------------------------------
(continued)                                    2000                 2001
                                             ---------         -------------
Net income per share:
  Basic                                      $     .17         $         .10
                                             =========         =============
  Diluted                                    $     .16         $         .10
                                             =========         =============
Weighted average shares outstanding:

  Basic                                      4,497,744             4,525,722
                                             =========         =============
  Diluted                                    4,740,641             4,811,017
                                             =========         =============



 The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
(Dollars in thousands)                               JUNE 30,      SEPTEMBER 30,
                                                      2001             2001
                                                     -------         -------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $10,150         $10,902
  Short-term investments                                  10              10
  Accounts receivable less allowance
    for possible losses of $54 and $30                   551             352
  Note receivable, sale of subsidiaries                  180             180
  Inventories                                            644             652
  Federal income tax refund receivable                     7              44
  Prepaid expenses and other assets                    1,052             901
                                                     -------         -------
      Total current assets                            12,594          13,041
                                                     -------         -------
PROPERTY AND EQUIPMENT:
  Land                                                 8,487           8,487
  Buildings and improvements                          38,785          38,829
  Equipment, furniture and fixtures                   18,802          18,498
  Construction in progress                               261             642
                                                     -------         -------
                                                      66,335          66,456
  Less accumulated depreciation
    and amortization                                  32,137          32,602
                                                     -------         -------
      Property and equipment, net                     34,198          33,854
                                                     -------         -------
OTHER ASSETS:
  Note receivable, sale of subsidiaries, net             669             540
  Other                                                  422             514
                                                     -------         -------
      Total other assets                               1,091           1,054
                                                     -------         -------

      Total assets                                   $47,883         $47,949
                                                     =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
(Dollars in thousands)                                 JUNE 30,         SEPTEMBER 30,
                                                         2001              2001
                                                       --------          --------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $  2,257          $  2,099
  Accrued salaries, wages and benefits                    1,435             1,172
  Other accrued expenses                                    192               179
  Deferred federal income tax liability                     144               128
  Current maturities of long-term debt                      181               104
                                                       --------          --------
      Total current liabilities                           4,209             3,682
                                                       --------          --------

LONG-TERM DEBT                                           10,000            10,000
                                                       --------          --------
DEFERRED FEDERAL INCOME TAX LIABILITY                     1,055             1,180
                                                       --------          --------
      Total liabilities                                  15,264            14,862
                                                       --------          --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000
    shares authorized, none issued                           --                --
  Common stock, $.10 par value, 20,000,000
    shares authorized, 6,928,722 shares issued              693               693
  Additional paid-in capital                             12,777            12,777
  Retained earnings                                      41,507            41,975
                                                       --------          --------
                                                         54,977            55,445
  Treasury stock, at cost; 2,403,000 shares             (22,358)          (22,358)
                                                       --------          --------
      Total stockholders' equity                         32,619            33,087
                                                       --------          --------
      Total liabilities and stockholders'
        equity                                         $ 47,883          $ 47,949
                                                       ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           THREE MONTHS ENDED
(Dollars in thousands)                                        SEPTEMBER 30,
                                                       ------------------------
                                                        2000              2001
                                                       -------          -------
OPERATING ACTIVITIES:
  Net income                                           $   757          $   468
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Depreciation and amortization                          724              782
    (Gain) loss on disposal of property
      and equipment                                         60              (11)
    Decrease in accounts receivable                          7              199
    (Increase) decrease in inventories                      34               (8)
    Decrease in prepaid expenses
      and other current assets                             115              151
    (Increase) in other assets                             (26)             (92)
    (Decrease) in accounts payable                        (179)            (188)
    (Decrease) in accrued expenses                        (343)            (276)
    Change in federal income taxes
      payable/receivable                                  (139)             (37)
    Change in deferred federal income taxes                131              109
                                                       -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                1,141            1,097
                                                       -------          -------
INVESTING ACTIVITIES:
  Purchase of short-term investments                      (100)              --
  Sale and maturity of short-term investments              743               --
  Payments received on note receivable                     136              129
  Additions to property and equipment                     (730)            (304)
  Payment of accounts payable for prior period
    purchases of property and equipment                   (268)            (118)
  Proceeds from sale of property and
    equipment                                               12               25
                                                       -------          -------
NET CASH USED IN INVESTING ACTIVITIES                     (207)            (268)
                                                       -------          -------


The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                        THREE MONTHS ENDED
(Dollars in thousands)                                     SEPTEMBER 30,
                                                   --------------------------
                                                     2000              2001
                                                   --------          --------
FINANCING ACTIVITIES:
  Payments on long-term debt                            (69)              (77)
  Issuance of Company common stock                        1                --
                                                   --------          --------
NET CASH USED IN FINANCING ACTIVITIES                   (68)              (77)
                                                   --------          --------
INCREASE IN CASH AND CASH EQUIVALENTS                   866               752
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                              9,186            10,150
                                                   --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 10,052          $ 10,902
                                                   ========          ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Property and Equipment acquired by
    accounts payable                                     --          $    148
                                                   ========          ========

  Interest paid, net of amount capitalized         $    312          $    297
                                                   ========          ========
  Federal income taxes paid                        $    388          $    160
                                                   ========          ========


 The accompanying notes are an integral part of these consolidated financial statements.

                         THE SANDS REGENT AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE 1 - BASIS OF PREPARATION

        These statements should be read in connection with the 2001 Annual Report heretofore filed with the Securities and Exchange Commission as Exhibit 13 to the Registrant's Form 10-K for the year ended June 30, 2001. The accounting policies utilized in the preparation of the financial information herein are the same as set forth in such annual report except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28.

        The Consolidated Balance Sheet at June 30, 2001 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of September 30, 2001 and the results of operations and cash flows for the three months ended September 30, 2001 and 2000 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

        The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary Zante, Inc. ("Zante") (together the Company). Zante owns and operates the Sands Regency Casino/Hotel in Reno, Nevada.

NOTE 2 - EARNINGS PER SHARE

        The weighted average number of shares outstanding for the calculation of diluted earnings per share, for the three months ended September 30, 2001 and 2000, respectively, include the dilutive effect of Company stock options to purchase common stock.

NOTE 3 - RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") AND OTHER AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

        On January 1, 2001, the Company implemented Emerging Issues Task Force ("EITF") No. 00 - 22 "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". EITF No. 00 - 22 requires that players' club reward program points be reflected as a promotional item and deducted from revenue. Prior to this pronouncement, the Company had expensed the players' club reward program activity as a gaming expense. Reclassification has been made on the consolidated statements of operations for the three months ended September 30, 2000 to conform to the presentation for the three months ended September 30, 2001.

                         THE SANDS REGENT AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 3 - RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") AND OTHER AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS (continued)

        In June 2001, the FASB issued two new Statements of Financial Accounting Standards ("SFAS's"), SFAS No. 141 entitled "Business Combinations" and SFAS No. 142 entitled "Goodwill and Other Intangible Assets". Together these statements will change the accounting for business combinations and goodwill. SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the adoption of SFAS No. 142. Amortization will still be required for identifiable intangible assets with finite lives. The Company is required to adopt SFAS No. 142 at the beginning of its fiscal 2003 year but earlier adoption is permitted. The Company has not yet completed its analysis of the impact that SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

        Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement establishes accounting standards for the recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. The Company has not yet completed its analysis of the impact of this SFAS on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for financial statements for fiscal years beginning after December 15, 2001, and the interim periods within those fiscal years. This statement addresses financial accounting and reporting for impairment of long-lived assets and for long-lived assets to be disposed of, and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company has not completed its evaluation of the impact that this SFAS will have on its consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

Results of operations - First Quarter 2002 Compared to First Quarter 2001


        In the three months ended September 30, 2001, compared to the three months ended September 30, 2000, revenues decreased to $9.0 million from $10.1 million. For the same comparable quarters, income from operations declined from $1.4 million to $915,000 and net income declined from $757,000, or $.16 per diluted share to net income of $468,000, or $.10 per diluted share.

        The declines in revenue, income from operations and in net income are due to several factors. First, hotel occupancy was down by approximately 10% in the September 2001 quarter versus the September 2000 quarter. This was due to a somewhat weak occupancy in July 2001 which was a result of the curtailment of out-of-market advertising and promotions. Out-of-market advertising and promotions, for the first quarter of fiscal 2002, were originally cutback and modified due to strong occupancy expectations based on the June 2001 operating results. The month of September 2001 was also negatively impacted by the September 11, 2001 catastrophe. Lastly, revenues were down by approximately $500,000 in the first quarter of fiscal 2002, compared to the first quarter of fiscal 2001, as a result of the elimination of the Palm Court restaurant in mid-October a year ago. Such revenue declines were offset by improved gaming revenue per occupied room due, in part, to increased gaming activity from local area residents.

        The decline in lodging revenue to $2.8 million in the first quarter of fiscal 2002, from $3.0 million in the first quarter of fiscal 2001, is due to a decline in hotel occupancy from 89.4% to 79.6%. Such decrease was partially offset by an increase in the average room rate from approximately $44 to $46.

        Gaming revenue declined to $5.1 million in the September 30, 2001 quarter versus $5.5 million in the September 2000 quarter. This decrease is due to the decline in hotel occupancy. On a per occupied room basis, casino gaming revenue improved from $78 per occupied room, in the September 2000 quarter, to $82 in the September 2001 quarter. This reflects, in part, increased gaming from non-hotel guests, primarily local residents. The Company utilizes various promotions to reward guest gaming activity.

        The $390,000 decrease in food and beverage revenue in the quarter ended September 30, 2001, compared to the September 30, 2000 quarter, is due to the elimination, in mid-October 2000, of a 24-hour restaurant operated by the Company. Upon the closing of such restaurant, an "Original Mels" diner was opened on the premises which is operated by a third party. This decrease in food revenue was partially offset by an increase in beverage revenue of approximately $225,000. Such increase is due to the increase in departmental transfer pricing for complimentary beverages.

        The increase in complimentary lodging, food and beverage of $141,000 is due to an increase in transfer pricing for beverages provided to guests on a complimentary basis.

Results of operations - First Quarter 2002 Compared to First Quarter 2001 (continued)

        Gaming costs and expenses decreased from $2.6 million in the three months ended September 30, 2000 to $2.5 million in the three months ended September 30 2001. Such decrease is primarily due to the related decrease in gaming revenue.

        The decrease in lodging costs and expenses of $124,000, in the first quarter of fiscal 2002 compared to the same quarter in fiscal 2001, is due to the decrease in hotel occupancy.

        The decrease in food and beverage costs and expenses from $1.6 million in the quarter ended September 30, 2000 to $860,000 in the quarter ended September 30, 2001 is due to the elimination, in mid-October 2000, of a 24-hour restaurant operated by the Company as previously discussed.

        The increase in maintenance and utilities costs and expenses of $62,000 is due to an increase in utility costs.

        The increase in general and administrative costs and expenses from $1.6 million in the first quarter of fiscal 2001 to $1.8 million in the first quarter of fiscal 2002 is due, in part, to increased advertising and promotional activities intended to maintain and improve occupancy and customer gaming activities.

        The decrease in interest and other income of $58,000, in the three months ended September 30, 2001 versus the three months ended September 30, 2000, is due to lower interest income on excess invested funds. This is a result of the overall reduction in market interest rates.

        As with revenue, income from operations and net income, "EBITDA" declined from $2.2 million in the quarter ended September 30, 2000 to $1.8 million in the quarter ended September 30, 2001. "EBITDA" includes earnings before: depreciation and amortization, interest expense, income taxes and any gain (loss) on the disposal of property. EBITDA is not a calculation determined pursuant to generally accepted accounting principles and is not an alternative to operating income or net income and is not a measure of liquidity. Since not all companies calculate this measure in the same manner, the Company's EBITDA measure may not be comparable to similarly titled measures reported by other companies. The Company presents EBITDA as a supplemental disclosure to facilitate a more complete analysis of the Company's financial performance. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest expense, depreciation and amortization.

Capital resources and liquidity

        There were no material changes in The Sands Regent's financial condition nor were there any substantive changes relative to matters discussed in the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the 2001 Annual Report appearing as Exhibit 13 to the Company's Form 10-K for the year ended June 30, 2001.

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

                                 THE SANDS REGENT
                                   (Registrant)




Date: November 13, 2001          By        /s/ David R. Wood
                                   ---------------------------------------------
                                 David R. Wood, Executive Vice President
                                 Principal Accounting and Financial Officer