Form 10-Q
period 2001-12-31
SANDS REGENT
filed 2002-02-14
CIK 753899

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001 or

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number      0-14050

THE SANDS REGENT

(exact name of registrant as specified in charter)

Nevada	88-0201135

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 North Arlington Avenue, Reno, Nevada 89501

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code        (775) 348-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]   No [   ]

At February 12, 2002, the registrant had outstanding 4,525,722 shares of its common stock, $.10 par value.

THE SANDS REGENT AND SUBSIDIARY

FORM 10-Q

		Page No.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.	1 – 8

Consolidated Statements of Operations		1 – 2

Consolidated Balance Sheets		3 – 4

Consolidated Statements of Cash Flows		5 – 6

Notes to Interim Consolidated Financial Statements		7 – 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9 – 12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.	13

Item 2.	Changes in Securities.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	Submission of Matters to a Vote of Security Holders.	13

Item 5.	Other Information.	13

Item 6.	Exhibits and Reports on Form 8-K.	13

SIGNATURES		14

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

THE SANDS REGENT AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands,	THREE MONTHS		SIX MONTHS
except per share amounts)	ENDED DECEMBER 31,		ENDED DECEMBER 31,

	2000	2001	2000	2001

Operating revenues:
Gaming	$5,380	$5,000	$10,871	$10,128
Lodging	1,692	1,659	4,733	4,449
Food and beverage	1,158	1,303	2,992	2,747
Other	339	324	701	709

	8,569	8,286	19,297	18,033
Less complimentary lodging, food and beverage included above	526	751	1,150	1,516

	8,043	7,535	18,147	16,517

Operating costs and expenses:
Gaming	2,578	2,502	5,178	5,043
Lodging	1,110	978	2,292	2,036
Food and beverage	936	787	2,542	1,647
Other	146	161	291	299
Maintenance and utilities	780	793	1,619	1,694
General and administrative	1,838	1,762	3,454	3,549
Depreciation and amortization	729	780	1,453	1,562

	8,117	7,763	16,829	15,830

Income (loss) from operations	(74)	(228)	1,318	687
Other income (deductions):
Interest and other income	129	60	258	131
Interest and other expense	(289)	(276)	(614)	(573)
Gain (loss) on disposition of property and equipment	3	53	(57)	64

	(157)	(163)	(413)	(378)

Income (loss) before income taxes	(231)	(391)	905	309
Income tax (provision) benefit	86	139	(293)	(93)

Net income (loss)	($145)	($252)	$612	$216

     (continued)

The accompanying notes are an integral part of these consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands,	THREE MONTHS		SIX MONTHS
except per share amounts)	ENDED DECEMBER 31,		ENDED DECEMBER 31,

(continued)	2000	2001	2000	2001

Net income (loss) per share:
Basic	($.03)	($.06)	$.14	$.05

Diluted	($.03)	($.06)	$.13	$.05

Weighted average shares outstanding:
Basic	4,498,722	4,525,722	4,498,233	4,525,722

Diluted	4,498,722	4,525,722	4,743,672	4,770,942

The accompanying notes are an integral part of these consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)	JUNE 30,	DECEMBER 31,
	2001	2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,150	$9,705
Short-term investments	10	10
Accounts receivable less allowance for possible losses of $54 and $34	551	469
Note receivable, sale of subsidiaries	180	180
Inventories	644	586
Federal income tax refund receivable	7	144
Prepaid expenses and other assets	1,052	1,040

Total current assets	12,594	12,134

PROPERTY AND EQUIPMENT:
Land	8,487	8,487
Buildings and improvements	38,785	38,927
Equipment, furniture and fixtures	18,802	18,679
Construction in progress	261	1,816

	66,335	67,909
Less accumulated depreciation and amortization	32,137	33,372

Property and equipment, net	34,198	34,537

OTHER ASSETS:
Note receivable, sale of subsidiaries, net	669	409
Other	422	670

Total other assets	1,091	1,079

Total assets	$47,883	$47,750

The accompanying notes are an integral part of these consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)	JUNE 30,	DECEMBER 31,
	2001	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,257	$2,225
Accrued salaries, wages and benefits	1,435	1,157
Other accrued expenses	192	238
Deferred federal income tax liability	144	176
Current maturities of long-term debt	181	26

Total current liabilities	4,209	3,822
LONG-TERM DEBT	10,000	10,000

DEFERRED FEDERAL INCOME TAX LIABILITY	1,055	1,093

Total liabilities	15,264	14,915

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized; 6,928,722 shares issued	693	693
Additional paid-in capital	12,777	12,777
Retained earnings	41,507	41,723

	54,977	55,193
Treasury stock, at cost, 2,403,000 shares	(22,358)	(22,358)

Total stockholders’ equity	32,619	32,835

Total liabilities and stockholders’ equity	$47,883	$47,750

The accompanying notes are an integral part of these consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	SIX MONTHS
	ENDED DECEMBER 31,

	2000	2001

OPERATING ACTIVITIES:
Net income	$612	$216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,453	1,562
(Gain) loss on disposal of property and equipment	57	(64)
Decrease in accounts receivable	8	82
(Increase) decrease in inventories	(15)	58
Decrease in prepaid expenses and other current assets	42	12
(Increase) decrease in other assets	5	(248)
(Decrease) in accounts payable	(205)	(140)
(Decrease) in accrued expenses	(318)	(232)
Change in federal income taxes payable/receivable	(158)	(137)
Change in deferred federal income taxes	64	70

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,545	1,179

INVESTING ACTIVITIES:
Purchase of short-term investments	(200)	—
Sale and maturity of short-term investments	743	—
Payments received on note receivable	259	260
Additions to property and equipment	(1,835)	(1,640)
Payment of accounts payable on prior period purchases of property and equipment	(393)	(173)
Proceeds from sale of property and equipment	20	84

NET CASH USED IN INVESTING ACTIVITIES	(1,406)	(1,469)

The accompanying notes are an integral part of these consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS
(Dollars in thousands)	ENDED DECEMBER 31,

	2000	2001

FINANCING ACTIVITIES:
Payments on long-term debt	(140)	(155)
Issuance of common stock	1	—

NET CASH USED IN FINANCING ACTIVITIES	(139)	(155)

DECREASE IN CASH AND CASH EQUIVALENTS	0	(445)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,186	10,150

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,186	$9,705

SUPPLEMENTAL CASH FLOW INFORMATION:
Property and equipment acquired by accounts payable	$1,175	$281

Interest paid, net of amount capitalized	$578	$460

Federal income taxes paid	$388	$160

The accompanying notes are an integral part of these consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2000 AND 2001

NOTE 1 — BASIS OF PREPARATION

     These statements should be read in connection with the 2001 Annual Report heretofore filed with the Securities and Exchange Commission as Exhibit 13 to the Registrant’s Form 10-K for the year ended June 30, 2001. The accounting policies utilized in the preparation of the financial information herein are the same as set forth in such annual report except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28.

     The Consolidated Balance Sheet at June 30, 2001 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of December 31, 2001 and the results of operations for the three and six months ended and cash flows for the six months ended December 31, 2001 and 2000 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary Zante, Inc. (“Zante”) (together the “Company”). Zante owns and operates the Sands Regency Casino/Hotel in Reno, Nevada.

NOTE 2 — EARNINGS PER SHARE

     The weighted average number of shares outstanding for the calculation of diluted earnings per share, for the six months ended December 31, 2000 and 2001, respectively, included the dilutive effect of Company stock options to purchase common stock. For the six months ended December 31, 2000 and 2001, options to purchase 22,500 and 22,500 shares, respectively, of the Company’s common stock were not included because the exercise price exceeded the average market price. For the three months ended December 31, 2000 and 2001, options to purchase 661,500 and 637,000 shares, respectively, were not included because the Company incurred net losses for such periods.

NOTE 3 — ACQUISITION

     The Company has entered into a series of agreements in December 2001 to acquire the Gold Ranch Casino and RV Resort in Verdi, Nevada through a new wholly owned subsidiary. Such operations consist of a 8,000 square foot casino with approximately 300 slot machines, 2 restaurants, 2 bars, a 100 space RV Park, a California lottery station and an ARCO gas station. Completion of the transaction is subject to several conditions including financing and approval by the Nevada Gaming Authorities which is expected in Spring 2002. The purchase price is based on a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) and is to be paid in a combination of cash, Company stock and debt.

THE SANDS REGENT AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2000 AND 2001

NOTE 4 —	RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD (“FASB”) AND OTHER AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, the Company implemented Emerging Issues Task Force (“EITF”) No. 00 – 22 “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future”. EITF No. 00 – 22 requires that players’ club reward program points be reflected as a promotional item and deducted from revenue. Prior to this pronouncement, the Company had expensed the players’ club reward program activity as a gaming expense. Reclassification has been made on the consolidated statements of operations for the three and six months ended December 31, 2000 to conform to the presentation for the three and six months ended December 31, 2001.

     In June 2001, the FASB issued two new Statements of Financial Accounting Standards (“SFAS’s”), SFAS No. 141 entitled “Business Combinations” and SFAS No. 142 entitled “Goodwill and Other Intangible Assets”. Together these statements will change the accounting for business combinations and goodwill. SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the adoption of SFAS No. 142. Amortization will still be required for identifiable intangible assets with finite lives. The Company is required to adopt SFAS No. 142 at the beginning of its fiscal 2003 year but earlier adoption is permitted. The Company has not yet completed its analysis of the impact that SFAS No. 141 and SFAS No. 142 will have on the Company’s consolidated financial statements.

     Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement establishes accounting standards for the recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. The Company has not yet completed its analysis of the impact of this SFAS on the Company’s consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for financial statements for fiscal years beginning after December 15, 2001, and the interim periods within those fiscal years. This statement addresses financial accounting and reporting for impairment of long-lived assets and for long-lived assets to be disposed of, and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. The Company has not completed its evaluation of the impact that this SFAS will have on its consolidated financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations — Three months ended December 31, 2001 compared to three months ended December 31, 2000

     In the three months ended December 31, 2001, compared to the three months ended December 31, 2000, revenues decreased to $7.5 million from $8.0 million. For the same comparable quarters, the loss from operations increased from $74,000 in the second quarter of fiscal 2001 to $228,000 in the second quarter of fiscal 2002.

     In the seasonally slower December quarter, the prior year second quarter net loss of $145,000, or loss per share of $.03, increased slightly to a net loss of $252,000, or loss per share of $.06, in the current year second quarter.

     The declines in revenue, increase in loss from operations and the increase in the net loss are primarily a result of a decrease in hotel occupancy due, in part, to the catastrophic events of September 11, 2001.

     The slight decline in lodging revenue of $33,000 in the second quarter of fiscal 2002 versus the second quarter of fiscal 2001, is due to a decline in hotel occupancy from 83.2% to 79.2%. Such decrease was partially offset by an increase in the average room rate from approximately $26 to $27.

     Gaming revenue declined to $5.0 million in the December 31, 2001 quarter versus $5.4 million in the December 2000 quarter. This decrease is due to the decline in hotel occupancy and a decline in gaming revenue per occupied room from approximately $82 to $80. The decline per occupied room reflects, in part, disruption on the casino floor in November and December 2001 when an updated computurized slot management and player marketing system was being installed.

     The $145,000 increase in food and beverage revenue in the three months ended December 31, 2001, compared to the three months ended December 31, 2000, is due to an increase in beverage revenue of approximately $220,000. Such increase is due to the increase in departmental transfer pricing for complimentary beverages. This increase in beverage revenue was partially offset by the elimination, in mid-October 2000, of a 24-hour restaurant operated by the Company. Upon the closing of such restaurant, an “Original Mels” diner was opened on the premises which is operated by a third party.

     The increase in complimentary lodging, food and beverage of $225,000 is due to an increase in transfer pricing for beverages provided to guests on a complimentary basis.

     The decrease in lodging costs and expenses of $132,000, in the second quarter of fiscal 2002 compared to the same quarter in fiscal 2001, is primarily due to the decrease in hotel occupancy.

Results of operations — Three months ended December 31, 2002 compared to three months ended December 31, 2001 (continued)

     The decrease in food and beverage costs and expenses from $936,000 in the quarter ended December 31, 2000 to $787,000 in the quarter ended December 31, 2001 is due to the elimination, in mid-October 2000, of a 24-hour restaurant operated by the Company as previously discussed.

     The decrease in interest and other income of $69,000, in the three months ended December 31, 2001 versus the three months ended December 31, 2000, is primarily due to lower interest rates earned on excess invested funds. This is a result of the overall reduction in market interest rates.

     “EBITDA” declined slightly from $784,000 in the three months ended December 31, 2000 to $612,000 in the three months ended December 31, 2001. “EBITDA” includes earnings before: depreciation and amortization, interest expense, income taxes and any gain (loss) on the disposal of property. EBITDA is not a calculation determined pursuant to generally accepted accounting principles and is not an alternative to operating income or net income and is not a measure of liquidity. Since not all companies calculate this measure in the same manner, the Company’s EBITDA measure may not be comparable to similarly titled measures reported by other companies. The Company presents EBITDA as a supplemental disclosure to facilitate a more complete analysis of the Company’s financial performance. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest expense, depreciation and amortization.

Results of operations — First six months of fiscal 2002 compared to 2001

     In the six months ended December 31, 2001, compared to the six months ended December 31, 2000, revenues decreased from $18.1 million to $16.5 million. For the same comparable six month periods, income from operations declined from $1.3 million in the first half of fiscal 2001 to $687,000 in the first half of fiscal 2002.

     Net income and net income per share also decreased from $612,000, or $.13 per share (diluted), in the six months ended December 31, 2000 to $216,000, or $.05 per share (diluted), in the six months ended December 31, 2001.

     The declines in revenue, income from operations and in net income are due to several factors. First, hotel occupancy was down by approximately 7% in the first half of fiscal 2002 versus the first half of fiscal 2001. This was due, in part, to the curtailment of travel due to the September 11, 2001 catastrophe. Further, revenues were down by approximately $543,000 as a result of the elimination of the Palm Court restaurant in mid-October 2000. Such eliminated revenues were partially offset by an increase in beverage revenue as further discussed below.

     The decline in lodging revenue to $4.4 million in the first half of fiscal 2002, from $4.7 million in the first half of fiscal 2001, is due to a decline in hotel occupancy from 86.3% to 79.4%. Such decrease was partially offset by an increase in the average room rate from approximately $35.50 to $36.50.

Results of operations — First six months of fiscal 2002 compared to 2001 (continued)

     Gaming revenue declined to $10.1 million in the first half of fiscal 2002 versus $10.9 million in the first half of fiscal 2001. This decrease is due to the decline in hotel occupancy which was partially offset by an increase in gaming revenue per occupied room from approximately $80 to $81.

     The $245,000 decrease in food and beverage revenue in the six months ended December 31, 2001, compared to the six months ended December 31, 2000, is due to the elimination, in mid-October 2000, of a 24-hour restaurant operated by the Company. Upon the closing of such restaurant, an “Original Mels” diner was opened on the premises which is operated by a third party. This decrease in food revenue was partially offset by an increase in beverage revenue of approximately $445,000. Such increase is due to the increase in departmental transfer pricing for complimentary beverages.

     The increase in complimentary lodging, food and beverage of $366,000 is due to an increase in transfer pricing for beverages provided to guests on a complimentary basis.

     The decrease in lodging costs and expenses of $256,000, in the first half of fiscal 2002 compared to the same six months in fiscal 2001, is primarily due to the decrease in hotel occupancy.

     The decrease in food and beverage costs and expenses from $2.5 million in the six months ended December 31, 2000 to $1.6 million in the six months ended December 31, 2001 is due to the elimination, in mid-October 2000, of a 24-hour restaurant operated by the Company as previously discussed.

     The increase in maintenance and utilities costs and expenses of $75,000 is due to an increase in utility costs.

     The increase in general and administrative costs and expenses from $3.4 million in the first half of fiscal 2001 to $3.5 million in the first half of fiscal 2002 is due, in part, to increased advertising and promotional activities intended to maintain and improve occupancy and customer gaming activities.

     The decrease in interest and other income of $127,000, in the six months ended December 31, 2001 versus the six months ended December 31, 2000, is primarily due to lower interest rates earned on excess invested funds. This is a result of the overall reduction in market interest rates.

Results of operations — First six months of fiscal 2002 compared to 2001 (continued)

     “EBITDA” declined from $3.0 million in the six months ended December 31, 2000 to $2.4 million in the six months ended December 31, 2001. “EBITDA” includes earnings before: depreciation and amortization, interest expense, income taxes and any gain (loss) on the disposal of property. EBITDA is not a calculation determined pursuant to generally accepted accounting principles and is not an alternative to operating income or net income and is not a measure of liquidity. Since not all companies calculate this measure in the same manner, the Company’s EBITDA measure may not be comparable to similarly titled measures reported by other companies. The Company presents EBITDA as a supplemental disclosure to facilitate a more complete analysis of the Company’s financial performance. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest expense, depreciation and amortization.

Capital resources and liquidity

     There were no material changes in The Sands Regent’s financial condition nor were there any substantive changes relative to matters discussed in the Capital Resources and Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the 2001 Annual Report appearing as Exhibit 13 to the Company’s Form 10-K for the year ended June 30, 2001.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

     The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. Such statements are identified by the words “anticipates”, “believes”, “expects”, “intends”, “future”, or words of similar import. Various important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Company’s gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company’s officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the Company’s key markets; severe and unusual weather in the Company’s key markets and adverse results of significant litigation matters.

ITEM 3. Quantitative and Qualitative Disclosures

     About Market Risk.

          NOT APPLICABLE

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

     NONE

Item 2. Changes in Securities.

     NONE

Item 3. Defaults Upon Senior Securities.

     NONE

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders was held on November 5, 2001 for the following purpose:

     1. Proposal One — The election of the following members of the Board of Directors:

Name	For	Withheld

Louis J. Phillips	4,284,390	9,430
Ferenc B. Szony	4,284,390	9,430

     The remaining continuing Directors are Jon N. Bengtson, Pete Cladianos, Jr., Pete Cladianos III, Katherene Latham, Larry Tuntland and David R. Wood.

Item 5. Other Information.

     NONE

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

NONE

(b)	Reports on Form 8-K:

Form 8-k, dated December 27, 2001, filed January 10, 2002; Includes reporting under Item 5. Other Events and Item 7(c). Exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT (Registrant)

Date: February 12, 2002	By	/s/ David R. Wood

David R. Wood, Executive Vice President Principal Accounting and Financial Officer