Form 10-Q
period 2002-03-31
SANDS REGENT
filed 2002-05-14
CIK 753899

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31,2002

or

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________to ____________

Commission file number 0-14050

THE SANDS REGENT

(exact name of registrant as specified in charter)

Nevada	88-0201135

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 North Arlington Avenue, Reno, Nevada	89501

(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code (775) 348-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]     No [   ]

On May 14, 2002, the registrant had outstanding 4,525,722 shares of its common stock, $.10 par value.

THE SANDS REGENT AND SUBSIDIARY

FORM 10-Q

		Page No.

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	1 — 8
	Consolidated Statements of Operations	1 — 2
	Consolidated Balance Sheets	3 — 4
	Consolidated Statements of Cash Flows	5 — 6
	Notes to Interim Consolidated Financial Statements	7 — 8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 — 13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURES		15

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

THE SANDS REGENT AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS		NINE MONTHS
	ENDED MARCH 31,		ENDED MARCH 31,

(Dollars in thousands, except per share amounts)	2001	2002	2001	2002

Operating revenues:
Gaming	$5,238	$5,248	$16,109	$15,376
Lodging	1,723	1,485	6,456	5,934
Food and beverage	1,072	1,316	4,064	4,063
Other	347	352	1,048	1,061

	8,380	8,401	27,677	26,434
Less complimentary lodging, food and beverage included above	522	850	1,692	2,366

	7,858	7,551	25,985	24,068

Operating costs and expenses:
Gaming	2,621	2,585	7,779	7,628
Lodging	1,008	934	3,300	2,970
Food and beverage	739	771	3,281	2,418
Other	132	135	423	434
Maintenance and utilities	846	905	2,465	2,599
General and administrative	1,760	1,621	5,214	5,170
Depreciation and amortization	749	754	2,202	2,316

	7,855	7,705	24,664	23,535

Income (loss) from operations	3	(154)	1,321	533

Other income (deductions):
Interest and other income	98	25	356	156
Interest and other expense	(249)	(270)	(863)	(843)
Gain (loss) on disposition of property and equipment	—	(183)	(57)	(119)

	(151)	(428)	(564)	(806)

Income (loss) before income taxes	(148)	(582)	757	(273)
Income tax (provision) benefit	58	203	(235)	110

Net income (loss)	$(90)	$(379)	$522	$(163)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands,	THREE MONTHS		NINE MONTHS
except per share amounts)	ENDED MARCH 31,		ENDED MARCH 31,

(continued)	2001	2002	2001	2002

Net income (loss) per share:
Basic	$(.02)	$(.08)	$.12	$(.04)

Diluted	$(.02)	$(.08)	$.11	$(.04)

Weighted average shares outstanding:
Basic	4,500,655	4,525,722	4,499,029	4,525,722

Diluted	4,500,655	4,525,722	4,750,700	4,525,722

The accompanying notes are an integral part of these consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	JUNE 30,	MARCH 31,
(Dollars in thousands)	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,150	$9,129
Short-term investments	10	20
Accounts and notes receivable less allowance for possible losses of $54 and $39	551	279
Note receivable, sale of subsidiaries	180	180
Inventories	644	549
Federal income tax refund receivable	7	261
Prepaid expenses and other assets	1,052	925

Total current assets	12,594	11,343
PROPERTY AND EQUIPMENT:
Land	8,487	8,487
Buildings and improvements	38,785	38,944
Equipment, furniture and fixtures	18,802	18,198
Construction in progress	261	1,503

	66,335	67,132
Less accumulated depreciation and amortization	32,137	32,718

	34,198	34,414
OTHER ASSETS:
Note receivable, sale of subsidiaries, net	669	279
Other	422	981

	1,091	1,260

Total assets	$47,883	$47,017

The accompanying notes are an integral part of these consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)	JUNE 30,	MARCH 31,
(continued)	2001	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,257	$2,071
Accrued salaries, wages and benefits	1,435	1,082
Other accrued expenses	192	211
Deferred federal income tax liability	144	143
Current maturities of long-term debt	181	3

Total current liabilities	4,209	3,510
LONG-TERM DEBT	10,000	10,011
DEFERRED FEDERAL INCOME TAX LIABILITY	1,055	1,040

Total liabilities	15,264	14,561

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 6,928,722 shares issued	693	693
Additional paid-in capital	12,777	12,777
Retained earnings	41,507	41,344

	54,977	54,814
Treasury stock, at cost, 2,403,000 shares	(22,358)	(22,358)

Total stockholders’ equity	32,619	32,456

Total liabilities and stockholders’ equity	$47,883	$47,017

The accompanying notes are an integral part of these consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED
	MARCH 31,

(Dollars in thousands)	2001	2002

OPERATING ACTIVITIES:
Net income (loss)	$522	$(163)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,202	2,316
Loss on sale of property and equipment	57	119
Decrease in accounts and notes receivable	70	272
Decrease in inventories	24	95
Decrease in prepaid expenses and other current assets	206	127
(Increase) decrease in other assets	8	(559)
(Decrease) in accounts payable	(243)	(451)
Increase (decrease) in accrued expenses	191	(334)
Change in federal income taxes payable/receivable	(436)	(254)
Change in deferred federal income taxes	(6)	(16)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,595	1,152

INVESTING ACTIVITIES:
Purchase of short-term investments	(200)	(10)
Sale and maturity of short-term investments	843	—
Payments received on note receivable	393	390
Additions to property and equipment	(3,674)	(2,274)
Payment of accounts payable on prior period purchases of property and equipment	(411)	(186)
Proceeds from sale of property and equipment	20	89

NET CASH USED IN INVESTING ACTIVITIES	(3,029)	(1,991)

The accompanying notes are an integral part of these consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	NINE MONTHS ENDED
	MARCH 31,

(Dollars in thousands)	2001	2002

FINANCING ACTIVITIES:
Payments on long-term debt	(213)	(182)
Issuance of common stock	3	—

NET CASH USED IN FINANCING ACTIVITIES	(210)	(182)

(DECREASE) IN CASH AND CASH EQUIVALENTS	(644)	(1,021)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,186	10,150

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,542	$9,129

SUPPLEMENTAL CASH FLOW INFORMATION:
Property and equipment acquired by long-term debt	—	$15

Property and equipment acquired by accounts payable	$607	$451

Interest paid, net of amount capitalized	$756	$843

Federal income taxes paid	$678	$160

The accompanying notes are an integral part of these consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NINE MONTHS ENDED MARCH 31, 2002 AND 2001

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

     The Consolidated Balance Sheet at June 30, 2001 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial condition as of March 31, 2002 and the results of operations and cash flows for the three and nine months ended March 31, 2002 and 2001 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary Zante, Inc. (“Zante”) (together the “Company”). Zante owns and operates the Sands Regency Casino/Hotel in Reno, Nevada.

NOTE 2 — EARNINGS PER SHARE

     The weighted average number of shares outstanding for the calculation of diluted earnings per share, for the nine month period ended March 31, 2001, included the dilutive effect of Company stock options to purchase common stock. Options to purchase 22,500 shares of the Company’s common stock were not included because the exercise price exceeded the average market price. For the three month periods ended March 31, 2002 and 2001, and for the nine months ended March 31, 2002, options to purchase 637,000, 655,500 and 637,000 shares, respectively, were not included because the Company incurred a net loss for such periods.

NOTE 3 — ACQUISITION

     The Company entered into a series of agreements in December 2001 to acquire the Gold Ranch Casino and RV Resort in Verdi, Nevada through a new wholly owned subsidiary. Such operations consist of a 8,000 square foot casino with approximately 300 slot machines, 2 restaurants, 2 bars, a 100 space RV Park, a California lottery station and an ARCO gas station. Completion of the transaction is subject to several conditions including financing and approval by the Nevada Gaming Authorities which is expected in Spring 2002. The purchase price is based on a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) and is to be paid in a combination of cash, Company stock and debt.

THE SANDS REGENT AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NINE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE 4 — RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD (“FASB”) AND OTHER AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued two new Statements of Financial Accounting Standards (“SFAS’s”), SFAS No. 141 entitled “Business Combinations” and SFAS No. 142 entitled “Goodwill and Other Intangible Assets”. Together these statements will change the accounting for business combinations and goodwill. SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the adoption of SFAS No. 142. Amortization will still be required for identifiable intangible assets with finite lives. The Company is required to adopt SFAS No. 142 at the beginning of its fiscal 2003 year but earlier adoption is permitted. The Company has adopted the provisions of SFAS No. 141 in fiscal 2002 and will adopt the provisions of SFAS No. 142 on July 1, 2002. The Company does not anticipate that the adoption of SFAS No. 142 will have a material impact on the consolidated financial statements.

     Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement establishes accounting standards for the recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. The Company does not anticipate that the adoption of SFAS No. 143 will have a material impact on the consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for financial statements for fiscal years beginning after December 15, 2001, and the interim periods within those fiscal years. This statement addresses financial accounting and reporting for impairment of long-lived assets and for long-lived assets to be disposed of, and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on the consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations — Three months ended March 31, 2002 compared to three months ended March 31, 2001

     In the three months ended March 31, 2002, compared to the three months ended March 31, 2001, revenues decreased to $7.6 million from $7.9 million. For the same comparable quarters, income from operations declined from $3,000 in the third quarter of fiscal 2001 to a loss from operations of $154,000 in the third quarter of fiscal 2002. Net loss also increased from a net loss of $90,000, or loss per share of $.02 in the March 2001 quarter to a net loss of $379,000, or loss per share of $.08 in the March 2002 quarter.

     The declines in revenue and income from operations and the increase in the net loss are primarily a result of a decrease in the hotel daily average room rate. Lower rates are being offered to increase demand as a result of a weakening in the tourism market. This is due, in part, to a weakening in the California economy, increased energy costs and the catastrophic events of September 11, 2001. Further, fiscal 2002 is the one year out of three without a city wide major bowling event which, in other years, starts in late winter and lasts four to five months.

     The decline in lodging revenue of $238,000, in the third quarter of fiscal 2002 versus the third quarter of fiscal 2001, is due to a decline in the daily average room rate from approximately $29 to $25. Hotel occupancy was approximately the same at 80.5% in the quarter ended March 2002 versus 80% in the quarter ended March 2001.

     Gaming revenue was approximately the same at $5.2 million in the March 31, 2002 and 2001 quarters. In the March 2002 quarter, bingo revenue increased by approximately $170,000 as a result of a decrease in bingo operations by Reno area competitors. This increase was partially offset by a slight decline in slot revenue of approximately $88,000 and a decline in slot route revenue.

     The $244,000 increase in food and beverage revenue, in the three months ended March 31, 2002, compared to the three months ended March 31, 2001, is due to an increase in beverage revenue. This increase is due to the increase in departmental transfer pricing for complimentary beverages.

     The increase in complimentary lodging, food and beverage of $328,000 is primarily due to an increase in transfer pricing for beverages provided to guests on a complimentary basis.

     Gaming costs and expenses, as a percentage of related gaming revenue, remained relatively constant at slightly above 48% for the March 2002 and 2001 quarters.

     The decrease in lodging costs and expenses of $74,000, in the third quarter of fiscal 2002 compared to the same quarter in fiscal 2001, is primarily due to a slight decrease in various expense items.

Results of operations — Three months ended March 31, 2002 compared to three months ended March 31, 2001 (continued)

     The $59,000 increase in maintenance and utilities costs and expenses in the three months ended March 31, 2002, compared to the three months ended March 31, 2001, primarily consists of an increase in utility expense.

     The decrease in general and administrative costs and expenses from $1.8 million in the March 2001 quarter to $1.6 million in the March 2002 quarter is due to a decrease in estimated Company performance based compensation.

     The decrease in interest and other income of $73,000, in the three months ended March 31, 2002 versus the three months ended March 31, 2001, is primarily due to lower interest rates earned on excess invested funds. This is a result of the overall reduction in market interest rates.

     The loss on disposition of property and equipment of $183,000 in the March 2002 quarter is primarily due to the write-off of the undepreciated cost of a slot accounting and player tracking system that was replaced in late calendar 2001.

     EBITDA declined from $850,000 in the three months ended March 31, 2001 to $625,000 in the three months ended March 31, 2002. EBITDA includes earnings before: depreciation and amortization, interest expense, income taxes and any gain (loss) on the disposal of property. EBITDA is not a calculation determined pursuant to generally accepted accounting principles and is not an alternative to operating income or net income and is not a measure of liquidity. Since not all companies calculate this measure in the same manner, the Company’s EBITDA measure may not be comparable to similarly titled measures reported by other companies. The Company presents EBITDA as a supplemental disclosure to facilitate a more complete analysis of the Company’s financial performance. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest expense, depreciation and amortization.

Results of operations — First nine months of fiscal 2002 compared to first nine months of fiscal 2001

     In the nine months ended March 31, 2002, compared to the nine months ended March 31, 2001, revenues decreased to $24.1 million from $26.0 million. For the same comparable nine month periods, income from operations decreased from $1.3 million to $533,000 and net income decreased from $522,000, or $.11 per diluted share, to a net loss of $163,000, or loss per share of $.04.

     The declines in revenue, income from operations and net income are primarily a result of a decrease in hotel occupancy at a slightly lower daily average room rate offered to increase demand due to a weakening in the tourism market. This is due, in part, to the catastrophic events of September 11, 2001, a weakening in the California economy and increased energy costs. Further, fiscal 2002 is the one year out of three without a city wide major bowling event which, in other years, starts in late winter and lasts four to five months.

Results of operations — First nine months of fiscal 2002 compared to first nine months of fiscal 2001 (continued)

     Lodging revenue decreased from $6.5 million in the nine months ended March 31, 2001 to $5.9 million in the nine months ended March 31, 2002. This decrease is due to a decline in hotel occupancy and in the average daily rate. Hotel occupancy declined from 84% in the March 31, 2001 nine months to 80% in March 31, 2002 nine months. For the same comparable periods, the average daily room rate decreased from approximately $33 to approximately $32.

     Gaming revenue declined to $15.4 million in the nine months ended March 31, 2002 versus $16.1 million in the nine months ended March 31, 2001. This decrease includes an increase in bingo revenue of approximately $194,000 as a result of a decrease in bingo operations by Reno area competitors. This increase was offset by decreases in other gaming revenue primarily due to the decline in hotel occupancy.

     Food and beverage revenue was approximately the same in the nine months ended March 31, 2002 and 2001. In the nine months ended March 31, 2002, revenue from food operations declined by approximately $543,000 due to the elimination in mid-October 2000, of a 24-hour restaurant operated by the Company. Upon the closing of such restaurant, an “Original Mels” diner was opened on the premises which is operated by a third party. This decrease in food revenue was offset by an increase in beverage revenue due to the increase in departmental transfer pricing for complimentary beverages.

     The increase in complimentary lodging, food and beverage of $674,000 is primarily due to an increase in transfer pricing for beverages provided to guests on a complimentary basis.

     Gaming costs and expenses decreased by approximately $151,000 in the nine months ended March 31, 2002 versus the nine months ended March 31, 2001. This decrease is related to the associated decrease in gaming revenue.

     The decrease in lodging costs and expenses of $330,000, in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001, is primarily due to the decrease in hotel occupancy.

     The decrease in food and beverage costs and expenses from $3.3 million in the nine months ended March 31, 2001 to $2.4 million in the nine months ended March 31, 2002 is due to the elimination, in mid-October 2000, of a 24-hour restaurant operated by the Company as previously discussed.

     The $134,000 increase in maintenance and utilities costs and expenses in the nine months ended March 31, 2002, compared to the nine months ended March 31, 2001, is due to an increase in utility costs.

     The slight decrease in general and administrative costs and expenses of $44,000 consists of a decrease in estimated Company performance based compensation of approximately $207,000. This decrease was partially offset by an increase in advertising and promotional activities intended to maintain and improve occupancy and customer gaming activities.

Results of operations — First nine months of fiscal 2002 compared to first nine months of fiscal 2001 (continued)

     The decrease in interest and other income of $200,000, in the nine months ended March 31, 2002 versus the nine months ended March 31, 2001, is primarily due to lower interest rates earned on excess invested funds. This is a result of the overall reduction in market interest rates.

     The loss on disposition of property and equipment of $119,000 in the nine months ended March 31, 2002 is primarily due to the write-off of the net book value of a slot accounting and player tracking system that was replaced in late calendar 2001.

     EBITDA declined from $3.9 million in the nine months ended March 31, 2001 to $3.0 million in the nine months ended March 31, 2002. EBITDA includes earnings before: depreciation and amortization, interest expense, income taxes and any gain (loss) on the disposal of property. EBITDA is not a calculation determined pursuant to generally accepted accounting principles and is not an alternative to operating income or net income and is not a measure of liquidity. Since not all companies calculate this measure in the same manner, the Company’s EBITDA measure may not be comparable to similarly titled measures reported by other companies. The Company presents EBITDA as a supplemental disclosure to facilitate a more complete analysis of the Company’s financial performance. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest expense, depreciation and amortization.

Capital resources and liquidity

     During the nine months ended March 31, 2002, the Company expended approximately $2.3 million on the purchase and addition of property and equipment. This included the renovation of the remaining one-third of the Company’s hotel rooms and the replacement of the slot accounting and player marketing system.

     In the fourth quarter of fiscal 2002, the Company anticipates expending approximately $2.4 million in cash to complete the acquisition of Gold Ranch Casino and R.V. Resort as more fully described on the Company’s Form 8-K, dated December 27, 2001, and filed with the Securities and Exchange Commission on January 10, 2002.

     Other than above, there were no material changes in The Sands Regent’s financial condition nor were there any substantive changes relative to matters discussed in the Capital Resources and Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the 2001 Annual Report appearing as Exhibit 13 to the Company’s Form 10-K for the year ended June 30, 2001.

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

     NONE

Item 3. Defaults Upon Senior Securities.

     NONE

Item 4. Submission of Matters to a Vote of Security Holders.

     NONE

Item 5. Other Information.

     NONE

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3(a)	Amendment to Section 4.15 of Article IV of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, dated February 11, 2002.

(b)	Reports on Form 8-K:

Form 8-K dated December 28, 2001, filed on January 10, 2002; Includes reporting under Item 5 — Other Events and Item 7(c) — Exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT (Registrant)

Date: May 14, 2002	By	/S/ David R. Wood

David R. Wood, Executive Vice President and Principal Accounting and Financial Officer

INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number		Page

3(a)	Amendment to Section 4.15 of Article IV of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, dated February 11, 2002