Form 10-K
period 2002-06-30
SANDS REGENT
filed 2002-09-27
CIK 753899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 0-14050

THE SANDS REGENT
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0201135 (I.R.S. Employer Identification No.)

345 North Arlington Avenue Reno, Nevada (Address of principal executive offices)	89501 (Zip Code)

Registrant’s telephone number, including area code: (775) 348-2200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the Registrant’s $.10 par value Common Stock held by non-affiliates of the Registrant on September 25, 2002 was $7,397,023. The aggregate market value is computed with reference to the average price per share on such date.

Registrant’s Common Stock outstanding at September 25, 2002 was 4,922,805 shares.

Portions of Registrant’s 2002 Annual Report to the Shareholders are incorporated into Part II of this report as set forth herein. Portions of Registrant’s definitive Proxy Statement for its November 4, 2002 Annual Meeting of Shareholders are incorporated into Part III of this report as set forth herein.

THE SANDS REGENT

INDEX TO FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2002

PART I

ITEM 1.    BUSINESS

General

The Sands Regent and subsidiaries (“Company”) operate casino/tourist-based facilities through its wholly-owned subsidiaries, Zante, Inc., which owns and operates the Sands Regency (“Sands”) casino/hotel in downtown Reno, Nevada, and Last Chance, Inc. (“Last Chance”), which operates the Gold Ranch Casino and RV Resort (“Gold Ranch”) located in Verdi, Nevada. On June 1, 2002, Last Chance completed the acquisition of certain assets (the “Acquired Assets”) of Prospector Gaming Enterprises, Inc., a Nevada corporation (“PGE”), pursuant to an Asset Purchase Agreement, dated as of December 27, 2001 (the “Purchase Agreement”). Further, the member’s interest in California Prospectors Ltd., a Nevada Limited liability company (“California Prospectors”) was also acquired by Last Chance pursuant to the Member’s Interest Purchase and Sale Agreement, dated as of December 27, 2001. The purchase price for the Acquired Assets consisted of $2.6 million in cash, 377,083 shares of common stock of the Company, $5.6 million of assumed debt, which was refinanced, and a promissory note to be in the amount of $5.6 million made by Last Chance in favor of PGE. The final purchase price was calculated based on EBITDA (earnings before interest, taxes, depreciation and amortization) for the Gold Ranch for the twelve months preceding the closing date of the acquisition. The cash paid in connection with the transaction came from invested cash of the Company in the amount of $2.6 million, and borrowings by the Company under a ten-year revolving loan with the Reno Corporate Lending Division of Nevada State Bank. The foregoing description of the acquisition, along with the Purchase Agreement and related Other Agreements, were attached as exhibits to the Current Report on Form 8-K filed by the Company on January 10, 2002, together with the Supplemental Agreement and the press release dated June 4, 2002. In December 1998, the Company sold the three wholly-owned subsidiaries, Patrician, Inc., Gulfside Casino, Inc., and Artemis, Inc., including the 100% owned Gulfside Casino Partnership, which owned and operated the Copa Casino, in Gulfport, Mississippi. Prior to the sale, the Company held a 100% interest in these three subsidiaries, and the Copa Casino, since February 1994.

The Sands operates an integrated lodging, gaming and entertainment complex in downtown Reno. It has approximately 29,000 square feet of gaming space and 836 hotel rooms, including 29 suites. The resort complex also includes a “Tony Roma’s” restaurant, a “Pizza Hut”, an “Arby’s” restaurant, a coffee house/deli-style restaurant, an “Original Mels” diner restaurant operated by a third party and Antonia’s Very Italian Buffet. The facilities also include an entertainment show room, three cocktail lounges, a gift shop, a beauty/barber shop operated by a third party, a bicycle and ski rental shop operated by a third party, a video arcade, a health club, a swimming pool and almost 12,000 square feet of convention and meeting space which can seat up to approximately 950 people. The Company maintains multiple parking areas on its main casino/hotel property and adjacent to it, including a parking garage, with a total combined capacity for approximately 1,000 vehicles. Although the Company offers, on a very limited basis, complimentary hotel accommodations to select customers, no group arrangements known as “junkets” are conducted.

As expected, operations in fiscal 2002 were negatively impacted by the lack of a major city-wide bowling tournament and the remodeling of the Reno-Sparks Convention and Visitors Authority convention center. The hotel room occupancy for fiscal 2002 was approximately 80.2% compared to approximately 85.9% for fiscal 2001. For the same comparable periods, the average room rate, net of incidentals, including movies and telephone charges, decreased from $33 in fiscal 2001 to $32 in fiscal 2002.

As of September 1, 2002, gaming facilities at the Sands offered 18 table games, including 13 blackjack tables, one craps table, one roulette table, one let-it-ride table, one three-card poker table and one pai gow poker table. The casino also offers two keno games and approximately 582 slot machines and a bingo parlor which seats approximately 175 persons.

Gaming accounted for approximately 57% of the Company’s revenues from continuing operations in Reno in fiscal 2002 compared to 58% and 56% in fiscal 2001 and 2000, respectively, and approximately 71% of the gaming revenues were generated by slot machines compared to 73% and 75% in fiscal 2001 and 2000, respectively. The Company has increased its emphasis on generating revenue from local Reno residents and has experienced a significant increase in this business segment in the last several years.

Gold Ranch offers approximately 284 slot machines in an 8,000 square foot casino, two restaurants, two bars, a 105-space RV Park, a California lottery station, an ARCO gas station, which is not owned but operated by Gold Ranch under a management agreement, a convenience store, and a Jack-in-the-Box restaurant which is leased to a third party. Gold Ranch’s guests include both tourists and local residents. Local residents generate approximately 60% of Gold Ranch’s casino activity. Gold Ranch attempts to attract local residents through mid-week promotions geared toward enhancing local play mainly through lottery, casino, and restaurant programs. Tourist programs emphasize the RV Park, casino and food cross promotions.

The Company’s operations are conducted 24 hours a day, every day of the year. The primary source of revenue and income to the Company is its gaming activities, although the hotel, RV park, bars, shops, restaurants, convenience store, gas station and other services are important in supplementing our gaming activities revenue. The Company’s operating and marketing philosophy emphasizes high volume business, offering large, attractive hotel rooms at reasonable prices to group, air wholesale and motor coach business primarily from Western Canada, the Pacific Northwest and Northern California. The Company generally does not extend credit to its gaming customers.

Marketing

Sands

Traditionally, the central component of the Company’s marketing philosophy has been to utilize travel wholesalers to attract group and air wholesale business to the Reno casino/hotel. This philosophy is based on offering attractive, well-furnished, large hotel accommodations and quality food and beverages at prices slightly lower than those of most major casino/hotels in Reno. Increased competition from Reno area hotels and competition from other gaming venues for wholesale business has intensified. This has resulted in the Sands developing other areas for revenue generating opportunities.

The Sands has developed a more comprehensive casino marketing program with an emphasis on guest retention, database marketing and an increase in advertising awareness. Advertising and promotional programs are being utilized to attract business segments that had previously been largely untapped, such as Reno area residents and individual travelers from Northern California, particularly the Sacramento metropolitan area.

The Reno area resident component of the Company’s business has become a key element contributing to our success and now represents 25% to 30% of our revenues at the Sands. We intend to continue to cultivate our local revenues with strong local marketing and advertising efforts to further the growth of the locals segment of our business.

The Sacramento area is a strong feeder market for the Reno area, and the Company remains somewhat of an unknown commodity in this area. We have increased advertising and marketing focus in Sacramento to generate new business. Although a somewhat weak economy and increased utility costs are impacting the Northern California market, the Company believes that its target marketing approach will result in attracting Sacramento and other Northern California customers to the Sands.

The Company’s player tracking system is instrumental in marketing efforts and guest recognition. The system drives our marketing and guest appreciation programs and allows us to more effectively identify good customers and develop special events, programs and activities that appeal to them. An aggressive promotion and player events schedule has also been implemented to allow the Sands to retain guests for longer periods of time and generate incremental visits.

The Company maximizes occupancy levels through the use of a flexible pricing strategy for its rooms. Hotel rooms are offered at discount prices to travel wholesalers for block sales of rooms used in travel packages. This is particularly important to the Company because of the impact of hotel occupancy on the level of gaming activity. The Company has historically been particularly dependent upon group business from November through February because of the seasonal decline in other sources of business. Significant group, air wholesale and motor coach market segments continue to include Western Canada, the Pacific Northwest, Texas and Northern California. The Company has also been successful in obtaining wholesale business in the Midwest, Southwest and Southern California and continues to explore opportunities to expand by adding additional wholesalers.

The Sands is the lead casino/hotel in the Reno area for several major travel wholesalers who serve major cities in the West, Midwest and Southwest United States. Group, air wholesale and motor coach business accounted for approximately 47% of the hotel’s occupancy in fiscal 2002, the same as in fiscal 2001.

In addition to the group and air wholesale business, the Company aggressively packages and markets to small meeting groups and individuals. The Company is marketing its convention facilities to small associations, business and training groups and military reunion groups which require 300 rooms or less. Other travel package arrangements are also promoted which are geared toward individual travelers.

The Sands will continue to rely on advertising by travel wholesalers in their respective markets. In both the local market and selected feeder markets, such as Northern California, the Sands has increased advertising pressure and will continue to use various advertising media, including radio, billboard, print and local television. During periods when wholesale business operates at reduced levels, the Company will also continue to utilize print advertising in its other major market areas, with an emphasis on room rates, to attract individual customers.

The Internet has become a predominate method of marketing to individuals. The Company has successfully utilized its Internet website, www.sandsregency.com, to promote the facility and to offer various hotel room rate specials. Further, the Company has developed several Internet partners to market hotel rooms during slack periods. The Company expects continued growth of this segment of its business in the future.

Gold Ranch

Our primary objectives for fiscal 2003 for the GoldRanch will be to identify and explore cross-marketing opportunities provided by having two properties located in the same market and to increase revenues at Gold Ranch in all departments. As our team prepared to take over management of Gold Ranch, following the acquisition, it focused on the identification and development of a specific advertising campaign based on key product attributes at the property. The components selected were loose slots, the California Lottery, the new Sportsbook and Sierra Café. We also intend to leverage our existing customer base from one of the highest volume ARCO gas stations in the country and the third highest volume California lottery outlet in the state each located at the property. Those two attractions alone generate, on average, 2,600 vehicle visits per day. Lastly, the RV Park opened in August 2001. This facility represents an opportunity to increase occupancy to stabilized levels and will be instrumental in increasing slot revenues and developing loyal customers.

Cross-marketing to Reno local residents playing the California Lottery at Gold Ranch will be a primary focus for fiscal 2003. We hope to use the lottery station to generate traffic for the casino at Gold Ranch, and assist in the development of a customer database. We intend to distribute coupons with food and gaming incentives to customers purchasing lottery tickets to meet this goal. Additionally, we intend to develop lottery specific promotions to benefit both Gold Ranch and the Sands.

The ARCO gas station provides a unique opportunity to access the approximate 2,000 vehicles daily at the gas pumps. Nearly half of those customers are overnight visitors from Northern California stopping for gas on their way home. Initially, promotional goals will be to develop a database for both Sands and Gold Ranch targeted marketing and to generate trials of the Gold Ranch casino.

In August 2002, Leroy’s Sportsbook began operation at Gold Ranch, which will provide both properties with additional cross-marketing opportunities and the ability to develop sports promotions that complement each other. The Leroy’s Sportsbook at Gold Ranch will be the last stop for Northern California residents to place or redeem a sports wager on their way home.

Competition

The Company’s properties compete in the greater Reno area with approximately eighteen major casinos and casino/hotels, approximately six of which are in the downtown Reno area. In addition, there are numerous other smaller casinos in the greater Reno area. The Company competes for its customers based upon location, gaming activities, room rates, room size and quality of rooms, food and beverages.

The Company’s Reno operations compete, to a lesser extent, with gaming operations in other parts of the state of Nevada, such as Laughlin, Las Vegas and Lake Tahoe. California currently sponsors a state lottery and allows other non-casino style gaming, including pari-mutuel wagering, card parlors, bingo and off-track betting. The Company believes that such non-casino style gaming does not have a significant impact on the Company’s operations.

The expansion of Native American gaming in California will have a long-term impact on casino revenues in Reno and Northern Nevada. Native American casinos in California can operate up to 2,000 slot machines per facility with an estimated 40,000 units projected statewide, as well as the right to operate any banked or percentage card games. Roulette and dice games are presently not available. The legal gaming age is eighteen.

Though the majority of new Native American gaming facilities have been centered in Southern California, expansions to preexisting facilities in Northern California were completed recently and two new significant facilities are tentatively scheduled to open within the next three years in Northern California. Management of the Company believes that the potential adverse impact of California Native American gaming will be somewhat mitigated by the Company’s increased emphasis on Reno area residents.

To a significantly lesser extent, the Company competes with full-service casino operations throughout the northwest and central U.S. In the coming years, other states may legalize various forms of gaming that may compete with the Company and the Company may be adversely impacted, especially in states that are key market areas for the Company. In any other jurisdiction where the Company may commence future operations, it will face competition for desirable sites and qualified personnel.

Employees

At June 30, 2002, the Company employed 680 people at the Sands including 71 salaried employees and 609 hourly employees, and 102 people at Gold Ranch, including 13 salaried employees and 89 hourly employees. None of the Company’s employees are represented by a union. The Company has not experienced any work stoppages or other significant labor problems and management considers its labor relations to be good.

Regulation and Licensing- Nevada Gaming

The ownership and operation of casino gaming facilities in Nevada are subject to (i) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, “Nevada Act”); and (ii) various local regulation. The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (“Nevada Commission”), the Nevada State Gaming Control Board (“Nevada Board”) and the City of Reno, for the Sands, and Washoe County, for Gold Ranch, (together, the “Nevada Gaming Authorities”).

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and maintenance of responsible accounting practices and procedures;

•
the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	the prevention of cheating and fraudulent practices; and

•	to provide a source of state and local revenues through taxation and licensing fees.

Change in such laws, regulations and procedures could have an adverse effect on the Company’s gaming operations.

Zante operates the Sands while Last Chance operates the Gold Ranch. Both entities are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require a periodic payment of fees and taxes and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (“Registered Corporation”) and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from Zante without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Zante have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, Zante or Last Chance in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Zante and Last Chance must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of Zante or Last Chance may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause, which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, Zante or Last Chance, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, Zante, or Last Chance to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

The Company, Zante and Last Chance are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Zante and Last Chance must be reported to, or approved by, the Nevada Commission.

If it were determined that the Nevada Act was violated by either Zante or Last Chance, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Zante, Last Chance, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the direction of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company’s gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the Company’s gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company’s gaming operations.

Any beneficial holder of the Company’s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company’s voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of the Company’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of the directors of the Company, any change in the Company’s corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	such other activities as the Nevada Commission may determine to be consistent with such investment intent.

If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, Zante or Last Chance, the Company

•	pays that person any dividend or interest upon voting securities of the Company,

•	allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,

•	pays remuneration in any form to that person for services rendered or otherwise, or

•	fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

•	pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•	recognizes any voting right by such unsuitable person in connection with such securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company’s stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. The Company’s stock certificates do bear such a legend.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the

Company’s Board of Directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•	a percentage of the gross revenues received;

•	the number of gaming devices operated; or

•	the number of table games operated.

A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer’s or distributor’s license, also pay certain fees and taxes to the State of Nevada.

Any person who is licensed, required to be licensed, required to be registered, or is under common control with such persons (collectively, “Licensees”), and who has become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

Regulation and Licensing – California Lottery

The Company, through Last Chance, operates a California Lottery outlet at the Gold Ranch facility. As such, the Company is subject to certain regulatory and licensing requirements of the California State Lottery Commission (CSLC).

Given the on-line nature of the California Lottery operating system, the licensing requirements, while prudent, are less rigorous than the Nevada Gaming Commission. CSLC may terminate the Company’s lottery contract upon thirty days’ written notice, or less if deemed appropriate, in CSLC’s sole discretion. Reasons for termination include, but are not limited to, failure to follow CSLC policy, failure to meet financial obligations owed to CSLC, failure to meet CSLC’s established sales requirements, failure to maintain CSLC’s equipment and property in a condition acceptable to CSLC, a change in CSLC’s operation and/or administration of the lottery, and the lottery retailer engages or engaged in or permits or permitted conduct on or off business premises, which may or does affect, undermine or unfavorably reflect upon the security, integrity, honesty and/or fairness of the operation and/or administration of CSLS and/or any lottery game.

Regulation and Licensing—Alcoholic Beverages

The sale of alcoholic beverages by the Company is subject to supervision, control and regulation by the City of Reno (Zante) and Washoe County (Last Chance), which issues licenses deemed to be nontransferable, revocable privileges, and which has full power to limit, condition, suspend or revoke such licenses. The Company is presently licensed to sell alcoholic beverages at both of its properties. Any adverse regulatory act with respect to this license could have an adverse effect upon the operations of the Company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contains words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, strategies, future performance, and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission:

•	the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular;

•	our ability to timely and cost effectively integrate into our operations the companies and assets that we acquire;

•	access to available and feasible financing;

•	changes in laws or regulations, third party relations and approvals, and decisions of courts, regulators and governmental bodies;

•	judicial actions, including gaming legislative action, referenda and taxation;

•	abnormal gaming holds; and

•	the effects of competition, including locations of competitors and operating and market competition.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 2.    PROPERTIES

The Company operates the casino and hotel towers at the Sands on a Company-owned approximately 6.3-acre site in downtown Reno. The casino/hotel site also includes a large outdoor swimming pool, pool house and other buildings and facilities. Garage and surface parking are provided at the casino/hotel site and also on an approximately 2.7-acre site located adjacent to the casino/hotel site. The Sands is subject to aggregate encumbrances of approximately $17.0 million as of June 30, 2002. Management considers the Company’s facility to be in good condition and well maintained.

The Company also owns the business assets, except for the ARCO gas station which is operated under a management agreement, and leases the real property at Gold Ranch. The Company believes that the transfer to the Company of the gas station will be approved by ARCO in the near future and the management agreement will no longer be necessary. The real property lease has a twenty-year term with four five-year extension options. The Company possesses the option to purchase the Gold Ranch real property at an agreed upon base price with inflation adjustments based upon the Consumer Price Index. The Gold Ranch is located in Verdi, Nevada, twelve miles west of Reno. Management considers the Gold Ranch facility to be in good condition and well maintained.

In addition, the Company owns several smaller properties in Reno consisting of a combined area of approximately .7 acres and operates a slot route which places 69 devices in nine locations in the Reno area.

ITEM 3.    LEGAL PROCEEDINGS

The Company is a party to various legal actions, proceedings and pending claims arising in the normal course of its business. Management does not expect the outcome of these claims or suits to have a material adverse effect on the Company’s financial position or results of future operations. However, the ultimate outcome may differ from expectations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2002.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Trading under the symbol “SNDS”, the Common Stock of the Company is listed on the NASDAQ SmallCap Market. The following table sets forth the quarterly high and low share price information for the periods indicated:

For the fiscal years ended June 30,	End of Day High	End of Day Low
2001
First Quarter	$3.50	$.98
Second Quarter	3.12	2.00
Third Quarter	3.62	2.12
Fourth Quarter	3.00	2.30
2002
First Quarter	$3.99	$2.00
Second Quarter	3.25	2.27
Third Quarter	3.40	2.41
Fourth Quarter	3.75	2.95

The declaration and payment of dividends in the future, if any, will be determined by our Board of Directors in light of the conditions then existing, including the Company’s earnings, financial condition, capital requirements and other factors. There are no restrictions on the Company prohibiting the payment of dividends and no dividends have been paid in the last two fiscal years.

As of September 25, 2002, the Company had 227 shareholders of record and in excess of 400 beneficial shareholders.

The following table presents information about our Common Stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at June 30, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	541,500	1.61	229,864
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	541,500	1.61	229,864

ITEM 6.    SELECTED FINANCIAL DATA

There is hereby incorporated by reference the information appearing under the caption “The Sands Regent - Selected Financial Data” in the Company’s 2002 Annual Report, filed as Exhibit 13 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There is hereby incorporated by reference the information appearing under the caption “The Sands Regent - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2002 Annual Report, filed as Exhibit 13 to this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES

Our exposure to market risk relates to the increase or decrease in the amount of interest income we can earn on our investments and the increase or decrease in the amount of any interest expense we must pay with respect to any outstanding variable rate debt instruments. As of June 30, 2002, we had cash and cash equivalents of $5.6 million consisting of cash and highly liquid investments. As of June 30, 2002, we had $19.9 million in long-term debt, of which $5.6 million is variable rate and $14.3 million is fixed for five years at which time a new fixed rate will be established for the remaining five-year loan term. At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks. We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

There is hereby incorporated by reference the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company’s 2002 Annual Report, filed as Exhibit 13 to this Form 10-K. Reference is made to the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 14(a)(1) hereof.

With the exception of the aforementioned information and the information in Items 6 and 7, the Company’s 2002 Annual Report is not deemed filed as part of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated by reference the information appearing under the caption “Directors and Executive Officers” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 2002, to be filed with the Securities and Exchange Commission.

ITEM 11.    EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information appearing under the caption “Compensation of Executive Officers” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 2002, to be filed with the Securities and Exchange Commission.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information appearing under the “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 2002, to be filed with the Securities and Exchange Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. David R. Wood, who resigned as an officer and director of the Company in August 2002, was hired by the Company at that time as a consultant to the board of directors until March 2003. Mr. Wood will be compensated $7,000 per month for his services as well as six months of compensation and benefits at the same rate and under the same terms as his employment agreement.

Mr. Robert J. Medeiros was hired by the Company as its Chief Operating Officer as of June 1, 2002, in conjunction with the Gold Ranch acquisition. Mr. Medeiros was a shareholder and General Manager of Gold Ranch. Pursuant to the terms and conditions of the sale of his interest in Gold Ranch, Mr. Medeiros received a partial assignment of a note in the amount of $157,000 related to the Gold Ranch purchase.

ITEM 14.    CONTROLS AND PROCEDURES

The Company is currently putting in place procedures for the evaluation and disclosure of the effectiveness of its disclosure controls and procedures required by recently enacted Securities and Exchange Commission rules. As such, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of any such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. However, in connection with the supervision of its gaming activities, the Company’s policies include stringent controls, crosschecks and recording of all receipts and disbursements.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.

Included in Part II of this Report:

Independent Auditors’ Report

Consolidated Balance Sheets—June 30, 2002 and 2001

Consolidated Statements of Operations—Years Ended June 30, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity—Years Ended June 30, 2002, 2001 and 2000

Consolidated Statements of Cash Flows—Years Ended June 30, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

Included in Part IV of this Report:

As of and for the Years Ended June 30, 2002, 2001 and 2000

Independent Auditors’ Report on Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)    Exhibits

2(a)
Asset Purchase Agreement dated as of December 27, 2001, by and between Prospector Gaming Enterprises, Inc., a Nevada corporation, and Last Chance, Inc., a Nevada corporation. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

3(a)(i)	Restated Articles of Incorporation of the Company (Exhibit 3(a) to the Company’s Registration Statement (Registration No. 2-93453) on Form S-1).*

3(a)(ii)	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 2, 1987 (Exhibit 4(a) to the Company’s Form 10-Q for the quarter ended December 31, 1987).*

3(a)(iii)	Certificate of Correction Pursuant to NRS 78.0295 of the Company, dated August 18, 2000 (Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended September 30, 2000).*

3(b)(i)	Amended and Restated Bylaws of the Company, as amended, dated April 29, 1985, (Exhibit 3(b) to the Company’s Form 10-K for the fiscal year ended June 30, 1985).*

3(b)(ii)	Resolution of Amendment to the Bylaws of the Company, dated November 2, 1987 (Exhibit 4(b) to the Company’s Form 10-Q for the quarter ended December 31, 1987).*

3(b)(iii)
Certificate of Amendment of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, dated January 10, 1996 (Exhibit 3(b)(iii) to the Company’s Form 10-K for the fiscal year ended June 30, 1996).*

3(b)(iv)
Amendment to Section 4.15 of Article IV of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, dated February 11, 2002. (Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended March 31, 2002). *

3(b)(v)
Amendment to Section 5.01 of Article V of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, Regarding Officer Requirements, effective as of August 20, 2002. **

3(b)(vi)
Amendment to Section 5.09 of Article V of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, regarding Duties of Treasurer, effective as of August 20, 2002.**

4(a)
Amended Trust Agreement, dated February 22, 1987, among Antonia Cladianos II as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(a) to the Company’s Form 10-K for the fiscal year ended June 30, 1987).*

4(b)
Amended Trust Agreement, dated February 19, 1987, among Pete Cladianos III as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended June 30, 1987).*

10(a)
Second Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated November 6, 2000 (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2000).*

10(b)	Non-Qualified Stock Option Agreement, dated May 11, 1998, by and between Louis J. Phillips and The Sands Regent. (Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended June 30, 1998).*

10(c)	Form of Indemnity Agreement for Directors and Officers of the Company (Exhibit 10(f) to the Company’s Form 10-K for the fiscal year ended June 30, 1988). *

10(d)
Reducing Revolving Line of Credit Loan Agreement, dated May 31, 2002, by and between Nevada State Bank and The Sands Regent, Zante, Inc. and Last Chance, Inc.; and the related Reducing Revolving Line of Credit Promissory Note secured by Deed of Trust; Deed of Trust and Security Agreement and Fixture Filing with Assignment of Rents (Zante, Inc.); Deed of Trust and Security Agreement and Fixture Filing with Assignment of Rents (California Prospectors, Ltd.,); Deed of Trust and Security Agreement and Fixture Filing with Assignment of Rents (Last Chance, Inc.); and Stock Pledge Agreement. **

10(e)	Secured Promissory Note, dated June 1, 2002, by and between Last Chance, Inc. and Prospector Gaming Enterprises, Inc. **

10(f)
Loan and Security Agreement, dated December 3, 1999, by and between Foothill Capital Corporation and Zante, Inc.; and the related Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents; General Continuing Guarantee; Guarantor Security Agreement; and Stock Pledge Agreement (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 1999). *

10(g)	Settlement Agreement dated November 2, 1984, by and between Hughes Properties, Inc., and Zante, Inc. (Exhibit 10(u) to the Company’s Registration Statement (Registration No. 2-93453) on Form S-1). *

10(h)
Agreement, dated November 6, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino Partnership and The Sands Regent (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended September 30, 1998). *

10(i)
First Amendment to Agreement, dated December 23, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino Partnership and The Sands Regent; and the related Promissory Note and Royalty Agreement. (Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended June 30, 1999). *

10(j)
Franchise Agreement, dated October 9, 1986 and as amended on October 9, 1986, by and between Roma Corporation and Zante, Inc. (Exhibit 10(r) to the Company’s Form 10-K for the fiscal year ended June 30, 1987).*

10(k)
Employment Agreement, dated December 15, 1998, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 1999).*

10(l)
Amendment to Employment Agreement, dated December 15, 1999, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended December 31, 1999). *

10(m)
Executive Bonus Agreement, dated January 3, 2001, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 2001). *

10(n)
Employment Agreement, dated January 9, 2000, by and between David R. Wood (as Executive Vice President and Chief Financial Officer) and The Sands Regent (Exhibit 10(c) to the Company’s Form 10-Q for the quarter ended December 31, 1999). *

10(o)
Employment Agreement, dated January 29, 1998, by and between Patrick Bassney (as Vice President and General Manager) and the Sands Regency (Zante, Inc.). (Exhibit 10(s) to the Company’s Form 10-K for the fiscal year ended June 30, 1999). *

10(p)
Gold Ranch Casino Lease, dated as of December 27, 2001, by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C., a Nevada limited liability company (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10(q)	Amendment to Lease (Gold Ranch Casino Lease, dated December 27, 2001), dated May 31, 2002 by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C. **

10(r)
Option to Purchase the Gold Ranch Casino Property and Improvements, The Leach Field Property, the Frontage Parcel, the California Lottery Station and the California Lottery Property, and the Right of First Refusal, dated as of December 27, 2001, by and among Prospector Gaming Enterprises, Inc., Target Investments, L.L.C. and Last Chance, Inc. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

10(s)
Member’s Interest Purchase and Sale Agreement, dated as of December 27, 2001, by and among Peter and Turkey Stremmel, husband and wife, Steve and Henrietta Stremmel, husband and wife, and Last Chance, Inc. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

10(t)
Option to Purchase All Assets of Gold Ranch RV Resort Business and Right of First Refusal, dated as of December 27, 2001, by and between Gold Ranch RV Resort, LLC, a Nevada limited liability company, and Last Chance, Inc. (Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

10(u)
Gold Ranch RV Resort Management Agreement, dated as of December 27, 2001 by and between Gold Ranch RV Resort, LLC, a Nevada limited liability company, and Last Chance, Inc. (Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

10(v)
Option to Purchase the RV Park Property and Right of First Refusal, dated as of December 27, 2001, by and between Prospector Gaming Enterprises, Inc. and Last Chance, Inc. (Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

10(w)
Agreement, dated as of May 24, 2002, by and between Prospector Gaming Enterprises, Inc., California Prospectors, Ltd., a Nevada limited liability company, Target Investments, LLC, Gold Ranch RV Resort, LLC, Stremmel Capital Group, Ltd., a Nevada limited liability company, Steve Stremmel and Peter Stremmel, Last Chance, Inc., and The Sands Regent. (Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed June 14, 2002). *

10(x)	Employment Agreement, dated as of June 1, 2002, by and between Robert J. Medeiros (as Chief Operating Officer) and The Sands Regent. **

10(y)	Management Agreement, dated as of May 31, 2002, by and between Prospector Gaming Enterprises, Inc., and Last Chance Inc. **

13	2002 Annual Report to Shareholders. **

21
Subsidiaries: Zante, Inc., a Nevada Corporation, which owns and operates the Sands Regency Casino/Hotel; Last Chance, Inc., a Nevada Corporation, which owns and operates Gold Ranch Casino and RV Resort and California Prospectors, Ltd., a Nevada Limited Liability Company, which owns and operates the Gold Ranch California Lottery Station.

23	Independent Auditors’ Consent to the incorporation by reference into specified registration statement on Form S-8 of their reports contained in or incorporated by reference into this report. **

*	Incorporated by reference
**	Filed herewith

(b)	Reports on Form 8-K.

A Form 8-K, dated June 1, 2002, was filed on June 14, 2002 in regard to the acquisition of Gold Ranch Casino and RV Resort; includes report under Item 2.

A Form 8-K/A, dated June 1, 2002, was filed on August 15, 2002 to provide supplemental financial information to the 8-K filed on June 14, 2002 including proforma data under Item 7.

(c)	Index to exhibits.

(d)	Financial statement schedules.

Financial statement schedules required by Regulation S-X are excluded from the 2002 Annual Report to the Shareholders by Rule 14a-3(b)(1). See Schedule II to the Financial Statements appearing under Item 15(a)(2) hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SANDS REGENT

Date: September 27, 2002	By:	/s/FERENC B. SZONY
Ferenc B. Szony, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ROBERT J. MEDEIROS
Robert J. Medeiros Chief Operating Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/FERENC B. SZONY Ferenc B. Szony	President (Chief Executive Officer) and Director	September 27, 2002

/s/KATHERENE LATHAM Katherene Latham	Chairman of the Board of Directors	September 27, 2002

/s/PETE CLADIANOS, JR. Pete Cladianos, Jr.	Vice Chairman of the Board of Directors	September 27, 2002

/s/PETE CLADIANOS, III Pete Cladianos III	Secretary and Director	September 27, 2002

/s/JON N. BENGTSON Jon N. Bengtson	Director	September 27, 2002

/s/LOUIS J. PHILLIPS Louis J. Phillips	Director	September 27, 2002

/s/LARRY TUNTLAND Larry Tuntland	Director	September 27, 2002

David Grundy	Director

CERTIFICATIONS

I, Ferenc B. Szony, certify that:

1.  I have reviewed this annual report on Form 10-K of The Sands Regent;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ FERENC B. SZONY
Ferenc B. Szony
President and Chief Executive Officer

I, Robert J. Medeiros, certify that:

1.  I have reviewed this annual report on Form 10-K of The Sands Regent;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ ROBERT J. MEDEIROS
Robert J. Medeiros
Chief Operating Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of The Sands Regent:

We have audited the consolidated financial statements of The Sands Regent and subsidiaries (the “Company”) as of June 30, 2002 and 2001, and for each of the three years in the period ended June 30, 2002, and have issued our report thereon dated August 26, 2002; such consolidated financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of The Sands Regent and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Reno, Nevada
August 26, 2002

The Sands Regent

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Other	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
Year ended June 30, 2002	$54	$82	$(107)	—	$29
Year ended June 30, 2001	21	78	(45)	—	54
Year ended June 30, 2000	27	54	(60)	—	21

(1)	Write-offs of uncollectible accounts receivable, net of recoveries