Form 10-Q
period 2002-09-30
SANDS REGENT
filed 2002-11-14
CIK 753899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002 or

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________    to   _________

Commission file number  0-14050

THE SANDS REGENT

(exact name of registrant as specified in charter)

Nevada	88-0201135

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 North Arlington Avenue, Reno, Nevada	89501

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code  (775) 348-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

On November 13, 2002, the registrant had outstanding 4,922,805 shares of its common stock, $.10 par value.

THE SANDS REGENT AND SUBSIDIARIES
FORM 10-Q

i

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE SANDS REGENT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands except per share amounts)	2001	2002

Operating revenues
Gaming	$5,128	$7,471
Lodging	2,790	3,104
Food and beverage	1,444	2,028
Fuel and convenience store	—	3,737
Other	385	438

	9,747	16,778
Less promotional allowances	765	969

Net revenues	8,982	15,809

Operating expenses
Gaming	2,541	3,062
Lodging	1,058	1,158
Food and beverage	860	1,238
Fuel and convenience store	—	3,523
Other	138	150
Maintenance and utilities	901	1,159
General and administrative	1,787	2,204
Depreciation and amortization	782	882

	8,067	13,376

Income from operations	915	2,433

Other income (expense)
Interest and other income	71	3
Interest expense	(297)	(350)
Gain (loss) on disposal of property and equipment, and abandonment of new project	11	(71)

	(215)	(418)

Net income before income taxes	700	2,015
Income tax provision	(232)	(681)

Net income	$468	$1,334

Net income per share
Basic	0.10	0.27
Diluted	0.10	0.26
Weighted average of shares outstanding
Basic	4,525,722	4,922,805
Diluted	4,811,017	5,148,355

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Dollars in thousands)	JUNE 30, 2002	SEPTEMBER 30, 2002

ASSETS
Current assets
Cash and cash equivalents	$5,628	$6,109
Short-term investments	20	20
Accounts receivable, net of allowance	517	722
Note receivable, sale of subsidiaries	180	180
Inventories	716	721
Federal income tax refund receivable	369	18
Prepaid expenses and other assets	1,253	1,246

Total current assets	8,683	9,016

Property and equipment
Land	8,506	8,506
Buildings and improvements	40,148	40,321
Equipment, furniture and fixtures	20,345	20,524
Construction in progress	346	345

	69,345	69,696
Less accumulated depreciation and amortization	31,811	32,681

Property and equipment, net	37,534	37,015

Other assets
Note receivable, sale of subsidiaries, net	144	16
Goodwill	10,950	10,950
Other intangibles	1,356	1,356
Other	477	406

Total other assets	12,927	12,728

Total assets	$59,144	$58,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,154	$1,868
Accrued salaries, wages and benefits	997	1,360
Other accrued expenses	241	261
Deferred federal income tax liability	222	216
Current maturities of long-term debt	849	739

Total current liabilities	5,463	4,444
Long-term debt	19,026	17,992
Deferred federal income tax liability	1,047	1,381

Total liabilities	25,536	23,817

Common stock, $.10 par value, 20,000,000 shares authorized, 7,325,805 shares issued	733	733
Additional paid-in capital	13,916	13,916
Retained earnings	41,317	42,651

	55,966	57,300
Treasury stock, at cost; 2,403,000 shares	(22,358)	(22,358)

Total stockholders’ equity	33,608	34,942

Total liabilities and stockholders’ equity	$59,144	$58,759

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)	2001	2002

Operating Activities
Net income	$468	$1,334
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	782	882
(Gain) loss on disposal of property and equipment	(11)	12
(Increase) decrease in accounts receivable	199	(205)
Increase in inventories	(8)	(5)
Decrease in prepaid expenses and other current assets	151	6
(Increase) decrease in other assets	(92)	12
Decrease in accounts payable	(188)	(188)
Increase (decrease) in other accrued expenses	(276)	384
Change in federal income taxes payable/receivable	(37)	352
Change in deferred federal income taxes	109	328

Net cash provided by operating activities	1,097	2,912

Investing Activities
Payments received on notes receivable	129	187
Acquisitions of property and equipment	(304)	(380)
Payment of accounts payable for prior year purchases of property and equipment	(118)	(1,098)
Proceeds from sale of assets	25	5

Net cash used in investing activities	$(268)	$(1,286)

Financing Activities
Payments on long-term debt	(77)	(1,145)
Issuance of Company common stock	—
Purchase of Company common stock	—

Net cash used in financing activities	(77)	(1,145)

Increase in cash and cash equivalents	752	481
Cash and cash equivalents, beginning of period	10,150	5,628

Cash and cash equivalents, end of period	$10,902	$6,109

Supplemental cash flow information:
Property and equipment acquired by accounts payable	$148	$15
Interest paid, net of amount capitalized	$297	$342
Federal income taxes paid	$160	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 1 - BASIS OF PREPARATION
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries Zante, Inc. (“Zante”) and Last Chance, Inc. (“Last Chance”), collectively (the “Company”).  Zante owns and operates the Sands Regency Casino/Hotel in Reno, Nevada.  Last Chance owns and operates the Gold Ranch Casino and R.V. Resort in Verdi, Nevada and has a wholly owned subsidiary, California Prospectors, Ltd. (“California Prospectors”).

These statements should be read in connection with the 2002 Annual Report filed with the Securities and Exchange Commission as Exhibit 13 to the Company’s Form 10-K for the year ended June 30, 2002.  The accounting policies utilized in the preparation of the financial information herein are the same as those summarized in the Company’s aforementioned Annual Report.

The Consolidated Balance Sheet at June 30, 2002 has been taken from the audited financial statements at that date. The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments, consisting only of normally recurring accruals, necessary to present fairly the financial condition as of September 30, 2002 and the results of operations and cash flows for the three months ended September 30, 2002 and 2001 have been included.  Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE 2 - EARNINGS PER SHARE
The weighted average number of shares outstanding for the calculation of diluted earnings per share, for the three month period ended September 30, 2002, includes the dilutive effect of Company stock options to purchase common stock.  Options to purchase 22,500 shares of the Company’s common stock were not included because the exercise price exceeded the average market price.

NOTE 3 - ACQUISITION
On June 1, 2002, Last Chance completed the acquisition of certain assets of Prospector Gaming Enterprises, Inc., (“PGE”) a Nevada corporation, pursuant to an Asset Purchase Agreement, dated December 27, 2001 (the “Purchase Agreement”).  Further, the member’s interest in California Prospectors was also acquired by Last Chance pursuant to the Member’s Interest Purchase and Sales Agreement, dated as of December 27, 2001.

The purchase price for the Acquired Assets consisted of $2.6 million in cash, 377,083 shares of common stock of The Sands Regent, $5.6 million of assumed debt, which was refinanced, and a promissory note in the amount of $5.6 million made by Last Chance in favor of PGE.  The cash paid in connection with the transaction came from cash reserves of the Company, and borrowings by the Company under a 10-year revolving loan with Nevada State Bank in Reno.  A complete disclosure of the Gold Ranch asset acquisition is presented in the Company’s 2002 Annual Report.

THE SANDS REGENT AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 4- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, will not be used to classify those gains and losses. The provisions were effective for fiscal years beginning after May 15, 2002, with early adoption encouraged.  Management adopted the provisions of this statement and it did not have a material impact on the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged.  Management adopted the provisions of this statement and it did not have a material impact on the consolidated financial statements.

NOTE 5 - BUSINESS SEGMENTS
The Company reports business segment information based on geographic location.  The following is a breakdown of relevant data by location.  (Dollars in thousands)

	THREE MONTHS ENDED SEPTEMBER 30,

	2001	2002

Gross revenues less promotional allowances
Sands Regency Casino/Hotel	$8,982	$9,904
Gold Ranch Casino and R.V. Resort	—	5,905

Total consolidated gross revenues less promotional allowances	$8,982	$15,809

Operating profit (loss)
Sands Regency Casino/Hotel	$915	$1,741
Gold Ranch Casino and R.V. Resort	—	692

Total consolidated operating profit (loss)	$915	$2,433

Depreciation and amortization
Sands Regency Casino/Hotel	$782	$787
Gold Ranch Casino and R.V. Resort	—	95

Total consolidated depreciation and amortization	$782	$882

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations - Quarter ended September 30, 2002, as compared quarter ended to September 30, 2001
Management’s Discussion and Analysis of Financial Condition and Results of Operations will be directed at continuing operations.  On June 1, 2002, the Company acquired the Gold Ranch Casino and R.V. Resort (“Gold Ranch”) on Interstate 80 in Verdi, Nevada.  The unaudited consolidated financial results for the quarter ended September 30, 2002, include results of operations for Gold Ranch.  Year-over-year and quarter-to-quarter comparisons are affected by this acquisition, and for this discussion the Gold Ranch component is occasionally segmented.

     General
For the quarter ended September 30, 2002, the Company’s operating revenues, net of promotional allowances, increased from $9.0 million to $15.8 million, or 76% from the quarter ended September 30, 2001. The first full quarter of Gold Ranch operations under the Company accounted for the majority of the change in operating revenues.  Gold Ranch’s contribution to operating revenues comes from a variety of sources in addition to the traditional Nevada-style gaming.  The property has a 105-space R.V. park now in its second year of operation, a high volume California Lottery station located on the west side of the property, which straddles the Nevada-California state line.  Addtionally, Gold Ranch operates an ARCO gas station and convenience store, which ranks nationally as one of ARCO’s highest volume franchises.  Gas retailers typically have relatively low gross profit margins and revenues fluctuate materially due to a change in the price of gasoline.  The Sands property on a stand alone basis, experienced a 9.5% increase in overall operating revenues in the comparative quarters, driven by strong customer head counts and by successful Sands in-house and citywide special events.

On a consolidated basis, the Company’s quarter ended September 30, 2002 compared favorably to the quarter ended September 2001 in all earnings categories.  Income from operations increased from $915 thousand to $2.4 million.  Net income increased from $468 thousand to $1.3 million and diluted earnings increased from $.10 per share to $.26 per share.

     Revenues
Gaming revenues for the current quarter increased $2.3 million, or 45.7%, to $7.5 million.  Gold Ranch’s first full quarter contribution from its slot machine revenue and lottery business accounted for $1.6 million of the increase.  The Sands’ gaming revenues increased from $5.1 million to $5.9 million, or 14.1%, driven by Table games and Bingo which together increased 35.1%.   Revenue from slot machines at the Sands increased $413 thousand, or 10.6%, in comparison to the quarter ended September 30, 2001.

Lodging revenues increased to $3.1 million for the quarter ended September 30, 2002 from $2.8 million in the prior year quarter.  Lodging revenues for the Sands property (exclusive of the R.V. Park at Gold Ranch) were up 6.3%, or $175 thousand.  Hotel occupancy for the Sands increased from 79.6% to 92.6% for the comparative quarters.  The 92.6% occupancy percentage represents the highest of any quarter since 1993.  The average room rate, however, fell from $44.34 to $41.02 as the Company marketed aggressively to wholesalers and to other value-conscious visitors.

Food and beverage revenues increased $584 thousand to $2.0 million in the first quarter of fiscal 2003.  The Sands, by itself, experienced an $85 thousand increase, or 5.9%, driven by higher hotel occupancy and casino guest counts.

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Fuel and convenience store represents a new revenue category exclusive to the Gold Ranch property.  Revenue for the quarter was $3.7 million.  Revenue from this outlet can, and will, vary materially with the price of gasoline.

Other revenues consists of rent, commissions, and other miscellaneous income items.  The $53 thousand increase quarter-to-quarter was due primarily to a variety of rental and commission income associated with Gold Ranch.

     Operating Expenses
Gaming expenses increased $521 thousand in the quarter ended September 2002.  The increase is almost entirely due to the addition of the gaming operations at Gold Ranch.  Labor costs for the Sands gaming departments, including related payroll taxes and benefits, decreased $12 thousand despite the increase in customer volume.  Capital expenditures at the Sands made in the prior fiscal year enhanced the slot machine product and related software which automated certain functions and resulted in labor savings.  Operating supplies and gaming gross revenue taxes increased proportionate with revenues.

Lodging expense increased $100 thousand to $1.2 million in the quarter due mainly to the substantially higher hotel occupancy. The R.V. park at Gold Ranch accounted for $36 thousand of the increase.  The cost per occupied room at the Sands decreased in the from $17.27 in the quarter ended September 2001 to $15.75 in September 2002.

Maintenance and utility costs increased $258 thousand to $1.2 million for the current quarter as compared to the same quarter in 2001.  Maintenance and utility costs for Gold Ranch were $204 thousand for the period. The balance of the increase was due primarily to utility rate increases at the Sands.  The impact of the rate increases were minimized by an extensive energy savings program initiated by Sands management.

General and administrative expenses increased $417 thousand to $2.2 million in the current quarter.  The increase was entirely due to the acquisition of Gold Ranch.  General and admininistrative expenses for the Sands were actually slightly down as measured against the like prior year period.

Depreciation expense increased $100 thousand compared to the same quarter of the prior year, which was primarily due to the acquisistion of Gold Ranch.

     Other Income (Expense)
Interest and other income decreased $68 thousand in the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001.  This was due primarily to the Company electing to substantially reduce cash balances in interest bearing accounts and instead use excess operating cash to reduce its new line of credit obtained when the Company’s debt was refinanced on June 1, 2002.

Interest expense increased $53 thousand because the Company carried approximately $8.6 million more debt in the quarter ended September 30, 2002, than in the same quarter last year.  The additional debt funded the Gold Ranch transaction.  All current debt is carried at a substantially lower interest rate than prior to the Gold Ranch acquisistion.

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

EBITDAR
“EBITDAR” increased from $1.8 million in the first quarter of fiscal 2002 to $3.5 million in the first quarter of fiscal 2003. “EBITDAR” includes earnings before depreciation and amortization, interest expense, income taxes, rent and any gain (loss) on the disposal of property.  EBITDAR is not a calculation determined pursuant to generally accepted accounting principles and is not an alternative to operating income or net income and is not a measure of liquidity.  Since not all companies calculate this measure in the same manner, the Company’s EBITDAR measure may not be comparable to similarly titled measures reported by other companies. The Company presents EBITDAR as a supplemental disclosure to facilitate a more complete analysis of the Company’s financial performance.  The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest expense, depreciation, amortization, and rent . Historically, the Company reported “EBITDA” data.  With the Gold Ranch acquisition, which includes a substantial real property rent component, the Company believes EBITDAR provides a more accurate depiction of the Company’s ability to service debt and satisfy capital needs.  Moreover, if the option of the Company to purchase the Gold Ranch real property is exercised, which can happen at the Company’s sole discretion, the rental expense would be available for other uses by the Company.  EBITDAR is calculated as follows:

	THREE MONTHS ENDED SEPTEMBER 30,

	2001	2002

Income from operations	915	2,433
Depreciation and amortization	782	882
Rent and management fees	—	186
Interest and other income	71	3

EBITDAR	1,768	3,504

Capital resources and liquidity
The Company’s working capital increased from $3.2 million at June 30, 2002 to approximately $4.6 million at September 30, 2002.  Cash flow from operations generated $2.9 million during the quarter. Net cash used in investing activities was $1.3 million as the Company completed payments on a large capital outlay for slot machine related upgrades.  Net cash used in financing activities was $1.1 million, which reduced long-term debt.

At September 30, 2002, the Company believes that its cash funds, cash generated from operations, and available borrowing capacity will be sufficient to fund its operations, meet current debt obligations, and fulfill its capital expenditure obligations; however, the Company’s operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control.  If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Commitments and Contingencies
The following table summarizes the Company’s contractual obligations as of September 30, 2002.

	Total	Less than 1 year	1 -3 years	4 - 5 years	After 5 years

Long term debt	$18,730,823	$739,161	$2,212,994	$5,008,115	$10,770,553
Operating leases (1)	5,558,334	575,000	1,150,000	1,150,000	2,683,334
Other (2)	1,940,878	180,547	406,230	406,230	947,871

	$26,230,035	$1,494,708	$3,769,224	$6,564,345	$14,401,758

(1)

Represents contractual lease obligations on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule.  The lease is subject to escalation based on the property meeting certain revenue thresholds.  Management does not believe these thresholds will be met without significant expansion of the gaming facilities.

(2)

Represents management fees due in connection with the R.V. Park at Gold Ranch.  The table reflects a scheduled 20% increase effective June 1, 2003, in accordance with the management agreement.  Additionally, future amounts payable are subject to adjustment based on changes in interest rates.

Cautionary note regarding forward looking statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  These statements contains words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology.  In particular, they include statements relating to, among other things, future actions, strategies, future performance, and future financial results.  We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward- looking statements.  Such risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission:

•	the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular;
•	our ability to timely and cost effectively integrate into our operations the companies and assets that we acquire;
•	access to available and feasible financing;
•	changes in laws or regulations, third party relations and approvals, and decisions of courts, regulators and governmental bodies;
•	judicial actions, including gaming legislative action, referenda and taxation;
•	abnormal gaming holds; and
•	the effects of competition, including locations of competitors, and operating and market competition.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Critical Accounting Policies and Estimates
 The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America.  Certain of the Company’s policies, including the estimated lives assigned to the Company’s assets, the determination of bad debt, self insurance reserves, asset impairment, calculation of income tax liabilities, and the purchase price allocation made in connection with the acquisition of Gold Ranch, requires that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company’s judgments are based on historical experience, terms of existing contracts, observations of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from Company estimates.  To provide an understanding of the methodologies applied, the Company’s significant accounting policies are discussed where appropriate in this discussion and analysis.

Other factors affecting current and future results
     California Native American Gaming
The constitutional amendment approved by the California voters allowing the expansion of Native American casinos in California will have an impact on casino revenues in Nevada in general, and many analysts have predicted the impact will be significant on the Reno-Tahoe market.  The extent of this impact is difficult to predict, but the Company believes the impact will be mitigated to an extent due to the Company’s emphasis on Reno area residents as a significant base of its business.  However, if other Reno area casinos suffer business losses due to increased pressure from California casinos, they may intensify their marketing efforts to Reno area residents as well.

     Downtown Reno Railroad Trench
Leaders in the City of Reno government and local business persons have led an effort to dig a trench through Downtown Reno for the purpose of constructing a below grade rail-transport corridor.  The project is formally known as ReTRAC (Reno Transportation Railroad Access Corridor).  Currently, Union Pacific’s railroad tracks dissect Downtown Reno, as well as the Sands’ parking facilities.  To-date, there has been considerable opposition to this project, even after the contract to build “the trench” had been awarded and work had begun.  However, it now appears to the Company that the trench will likely be built, with utility relocation currently underway and large scale excavation beginning as early as Fall 2003.

Recent estimates have the trench project taking from 4 to 5 years to be completed.  The company has been informed that over 300 valuable parking spaces will be lost during the construction.  A small number of spaces will be permanently lost. The law requires that the Sands be given alternate parking or compensation for spaces permanently or temporarily lost due to the project.

The effect of trench construction on Downtown Reno’s business levels, and specifically the business levels of the Sands, is hard to quantify, as any potential downside due to customer inconvenience could be offset by opportunities, such as the effect this major construction project will have on the Reno area economy.  No assurance can be given that this project will not have an adverse material impact on the business levels of its Downtown Reno property.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The company is exposed to changes in interest rates as a portion of its long-term debt is variable relative to changes in the U.S. prime interest rate, as disclosed more completely in the Annual Report section of the June 30, 2002 filing of Form 10-K.  Additionally, future payments of management fees referenced in the Contract and Contingency section in the Management’s Discussion and Analysis within this filing, are also interest rate sensitive.  The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

THE SANDS REGENT AND SUBSIDIARIES

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is party to various lawsuits, which have arisen in the normal course of its business.  The liability arising from unfavorable outcomes of lawsuits is not expected to have a material impact on the Company’s financial condition or financial results.

Item 2.  Changes in Securities
Not applicable

Item 3.  Defaults Upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
On November 4, 2002, the Company conducted its annual meeting of shareholders in Reno, Nevada, in which the only action taken was the re-election of 3 directors whose terms had expired.  The results were as follows:

Name of Director	Votes cast for	Votes cast against or withheld

Katherene Latham	4,612,604	13,312
Pete Cladianos, Jr	4,612,604	13,312
Pete Cladianos, III	4,612,604	13,312

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
Exhibit 99.1 Certification of Financial Condition and Results of Operations.

THE SANDS REGENT AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT
(Registrant)

Date: November 14, 2002	By	/s/ FERENC B. SZONY

Ferenc B. Szony, President and Chief Executive Officer

Date: November 14, 2002	By	/s/ ROBERT J. MEDEIROS

Robert J. Medeiros, Chief Operating and Principal Accounting Officer

THE SANDS REGENT AND SUBSIDIARIES

 I, Ferenc B. Szony, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Sands Regent;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/14/02
/s/ FERENC B. SZONY

Ferenc B. Szony President and Chief Executive Officer

THE SANDS REGENT AND SUBSIDIARIES

I, Robert J. Medeiros, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Sands Regent;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: 11/14/02
/s/ Robert J. Medeiros

Robert J. Medeiros Chief Operating and Principal Accounting Officer