Form 10-Q
period 2002-12-31
SANDS REGENT
filed 2003-02-12
CIK 753899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002 or

or

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

On February 10, 2003, the registrant had outstanding 4,922,805shares of its common stock, $.10 par value.

THE SANDS REGENT AND SUBSIDIARIES

FORM 10-Q

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE SANDS REGENT AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,

(Dollars in thousands except per share amounts)	2001	2002	2001	2002

Operating revenues
Gaming	$5,000	$6,351	$10,128	$13,821
Lodging	1,659	1,779	4,449	4,883
Food and beverage	1,303	1,693	2,747	3,721
Fuel and convenience store	—	3,319	—	7,056
Other	324	368	709	806

	8,286	13,509	18,033	30,287
Less promotional allowances	751	849	1,516	1,819

Net revenues	7,535	12,660	16,517	28,468

Operating expenses
Gaming	2,502	2,861	5,043	5,923
Lodging	978	1,108	2,036	2,266
Food and beverage	787	1,033	1,647	2,271
Fuel and convenience store	—	3,162	—	6,686
Other	161	137	299	287
Maintenance and utilities	793	1,003	1,694	2,162
General and administrative	1,762	2,424	3,549	4,628
Depreciation and amortization	780	877	1,562	1,760

	7,763	12,605	15,830	25,983

Income (loss) from operations	(228)	55	687	2,485

Other income (expense)
Interest and other income	60	1	131	4
Interest expense	(276)	(318)	(573)	(668)
Gain (loss) on disposal of property and equipment, and abandonment of new project	53	(75)	64	(146)

	(163)	(392)	(378)	(810)

Net income (loss) before income taxes	(391)	(338)	309	1,675
Income tax (provision) benefit	139	104	(93)	(575)

Net income (loss)	$(252)	$(234)	$216	$1,100

Net income (loss) per share
Basic	$(0.06)	$(0.05)	$0.05	$0.22
Diluted	(0.06)	(0.05)	0.05	0.21
Weighted average of shares outstanding
Basic	4,525,722	4,922,805	4,525,722	4,922,805
Diluted	4,525,722	4,922,805	4,770,942	5,177,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

(Dollars in thousands)	JUNE 30, 2002	DECEMBER 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$5,628	$4,068
Short-term investments	20	20
Accounts receivable, net of allowance	517	535
Note receivable, sale of subsidiaries	180	16
Inventories	716	719
Federal income tax refund receivable	369	35
Prepaid expenses and other assets	1,253	1,433

Total current assets	8,683	6,826

Property and equipment
Land	8,506	8,506
Buildings and improvements	40,148	40,372
Equipment, furniture and fixtures	20,345	20,057
Construction in progress	346	556

	69,345	69,491
Less accumulated depreciation and amortization	31,811	33,055

Property and equipment, net	37,534	36,436

Other assets
Note receivable, sale of subsidiaries, net	144	—
Goodwill	10,950	11,018
Other intangibles	1,356	1,356
Other	477	391

Total other assets	12,927	12,765

Total assets	$59,144	$56,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,154	$1,736
Accrued salaries, wages and benefits	997	1,197
Other accrued expenses	241	173
Deferred federal income tax liability	222	209
Current maturities of long-term debt	849	806

Total current liabilities	5,463	4,121
Long-term debt	19,026	16,023
Deferred federal income tax liability	1,047	1,175

Total liabilities	25,536	21,319

Common stock, $.10 par value, 20,000,000 shares authorized, 7,325,805 shares issued	733	733
Additional paid-in capital	13,916	13,916
Retained earnings	41,317	42,418

	55,966	57,067
Treasury stock, at cost; 2,403,000 shares	(22,358)	(22,358)

Total stockholders’ equity	33,608	34,708

Total liabilities and stockholders’ equity	$59,144	$56,027

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	SIX MONTHS ENDED DECEMBER 31,

(Dollars in thousands)	2001	2002

Operating Activities
Net income	$216	$1,100
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,562	1,760
Loss on abandonment of new project	—	58
(Gain) loss on disposal of property and equipment	(64)	88
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	82	(18)
(Increase) decrease in inventories	58	(3)
(Increase) decrease in prepaid expenses and other current assets	12	(180)
Increase in other assets	(248)	(40)
Decrease in accounts payable	(140)	(320)
Increase (decrease) in other accrued expenses	(232)	132
Change in federal income taxes payable/receivable	(137)	334
Change in deferred federal income taxes	70	115

Net cash provided by operating activities	1,179	3,026

Investing Activities
Payments received on notes receivable	260	308
Acquisitions of property and equipment	(1,640)	(774)
Payment of accounts payable for prior year purchases of property and equipment	(173)	(1,098)
Proceeds from sale of assets	84	24

Net cash used in investing activities	$(1,469)	$(1,540)

Financing Activities
Payments on long-term debt	(155)	(3,046)

Net cash used in financing activities	(155)	(3,046)

Decrease in cash and cash equivalents	(445)	(1,560)
Cash and cash equivalents, beginning of period	10,150	5,628

Cash and cash equivalents, end of period	$9,705	$4,068

Supplemental cash flow information:
Property and equipment acquired by accounts payable	$281	$16
Interest paid, net of amount capitalized	$460	$422
Federal income taxes paid	$160	$125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Sands Regent (the “Company”) and its wholly-owned subsidiaries:  Zante, Inc. (“Zante”) a Nevada corporation and Last Chance, Inc. (“Last Chance”), a Nevada corporation.  Zante owns and operates the Sands Regency Casino/Hotel (“Sands Regency”) in downtown Reno, Nevada.  Last Chance owns and operates the Gold Ranch Casino and R.V. Resort in Verdi, Nevada, and California Prospectors, Ltd.(“California Prospectors”), a Nevada limited liability company which operates the California Lottery station. Together, Last Chance and California Prospectors are presented as (“Gold Ranch”).

These statements should be read in connection with the 2002 Annual Report filed with the Securities and Exchange Commission as Exhibit 13 to the Company’s Form 10-K for the year ended June 30, 2002.  The accounting policies utilized in the preparation of the financial information herein are the same as those summarized in the 2002 Annual Report.

The Consolidated Balance Sheet at June 30, 2002, has been taken from the audited financial statements at that date.  The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments and normally recurring accruals necessary to present fairly the financial condition of the Company as of December 31, 2002, and the results of operations and cash flows for the three months and six months ended December 31, 2002 and 2001 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE 2 - EARNINGS PER SHARE

The weighted average number of shares outstanding for the calculation of diluted earnings per share for the six month period ended December 31, 2002, include the dilutive effect of Company stock options to purchase common stock. Options to purchase 22,500 shares were not included in the calculation because the exercise price exceeded the average market price. The dilutive effect of Company stock options was not used in the calculation of earnings per share for the quarters ended December 31, 2002, and 2001, because using them would have an antidilutive effect due to the Company reporting a loss for the period.

NOTE 3 - ACQUISITION

On June 1, 2002, Last Chance completed an acquisition of certain assets (the “Acquired Assets”) of Prospector Gaming Enterprises, Inc. (“PGE”), a Nevada corporation, pursuant to an Asset Purchase Agreement, dated as of December 27, 2001. Further, the member’s interest in California Prospectors was also acquired by Last Chance pursuant to the Member’s Interest Purchase and Sales Agreement, dated December 27, 2001.

The purchase price for the Acquired Assets consisted of $2.6 million in cash, 377,083 shares of common stock of The Sands Regent, a promissory note in the amount of $5.6 million made by Last Chance in favor of PGE, and $5.6 million of assumed debt, which was refinanced.  The cash paid in connection with the transaction came from invested cash of the Company and borrowings by the Company under a 10-year revolving loan with the Reno Corporate Lending Division of Nevada State Bank.   A complete disclosure of the Gold Ranch asset acquisition is presented in the Company’s 2002 Annual Report.

As a result of the Gold Ranch transaction, the Company added Goodwill and Other intangibles to its balance sheet, specifically broken down as follows:  Goodwill, $11 million; “Grandfathered in” gaming location, $861 thousand; Tradename/Trademark, $485 thousand; and Customer database, $10 thousand.  All Goodwill and Other Intangibles have been determined by the Company to have indefinate lives, and therefore are not being amortized.

THE SANDS REGENT AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

NOTE 4- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards(“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The amendments to the transition and transition and disclosure provisions are effective for financial statements for fiscal year sending after December 15, 2002 with early adoption encouraged.  The Company does not anticipate making a change to the fair value based method of accounting for stock-based employee compensation, and does not anticipate that the adoption of the annual and interim disclosure requirements of SFAS No. 148 will have a material impact on the consolidated financial statements.

NOTE 5 - BUSINESS SEGMENTS

The Company reports business segment information based on geographic location.  The following is a breakdown of relevant data by location.  (Dollars in thousands)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,

	2001	2002	2001	2002

Gross revenues less promotional allowances
Sands Regency Casino/Hotel	$7,535	$7,569	$16,517	$17,472
Gold Ranch Casino and R.V. Resort	—	5,091	—	10,996

Total consolidated gross revenues less promotional allowances	$7,535	$12,660	$16,517	$28,468

Operating profit (loss)
Sands Regency Casino/Hotel	$(167)	(182)	$834	$1,610
Gold Ranch Casino and R.V. Resort	—	351	—	1,075
Corporate costs	(61)	(114)	(147)	(200)

Total consolidated operating profit (loss)	$(228)	$55	$687	$2,485

Depreciation and amortization
Sands Regency Casino/Hotel	$780	$779	$1,562	$1,566
Gold Ranch Casino and R.V. Resort	—	98	—	194

Total consolidated depreciation and amortization	$780	$877	$1,562	$1,760

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations will be directed at continuing operations.  On June 1, 2002, the Company acquired the Gold Ranch Casino and R.V. Resort (“Gold Ranch”) on Interstate80 in Verdi, Nevada.  The unaudited consolidated financial results for the three and six months ended December 31, 2002, include results of operations for Gold Ranch.  Year-over-year and quarter-to-quarter comparisons are affected by this acquisition.

Three and six months ended December 31, 2002, as compared to the three and six months ended December 31, 2001

CONSOLIDATED RESULTS   For the three months ended December 31, 2002, the Company’s operating revenues less promotional allowances increased from $7.5 million to $12.7 million, or 68% from the three months ended December 31, 2001.  For the six month period ended December 31, 2002, the Company’s net operating revenues increased from $16.5million to $28.5 million, or 72% from the same period in 2001.  The large increase in revenues were due primarily to the acquisition and consolidation of Gold Ranch operations into the Company.

Consolidated income from operations was $55 thousand for the three months ended December 31, 2002, a $283 thousand improvement from the $228 thousand operating loss reported in the three months ended December 31, 2001.  For the six months ended December 31, 2002, consolidated operating income was $2.5 million, a 262% increase over the $687 thousand reported in the same period in 2001.

The Company posted a consolidated net loss of $234 thousand, or 5 cents per share, for the three months ended December 31, 2002.  This compared favorably to the net loss of $252 thousand, or 6 cents per share, posted in the same three months of 2001.  For the six months ended December 2002, the Company posted net income of $1.1 million, or 22 cents per share (21 cents diluted), exceeding the $216 thousand net income, or 5 cents per share, earned in the six months ended December 31, 2001.

SANDS REGENCY RENO   In the three months ended December 31, 2002, the Sands Regency posted gross revenues less promotional allowances of $7.6 million, a slight increase over the $7.5 million posted in the same three months of 2001. Total casino revenues for the quarter were flat to last year at $5 million.  Revenues for the current year quarter tracked quite favorably to the comparative quarter of the prior year until December, when the traditionally soft month was negatively impacted by untimely storms in the Sierra Nevada, which disrupted travel on I-80; and by a New Year’s holiday which fell mid-week.

In the six months ended December 31, 2002, the Sands Regency posted gross revenues less promotional allowances of $17.5 million, a 5.8% increase over the $16.5 million posted in the same six months of 2001.  Casino revenues increased $696 thousand, or 6.9%, for the current year accounting for most of the increase.  Specifically, table games revenue increased $199 thousand, or 10.9%, and slot machine revenue increased $406 thousand, or 4.6%.  Hotel room occupancy was up 6.9% for the six month period, consistent with the casino revenue increase.

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

The Sands Regency posted an operating loss of $182 thousand in the quarter ended December 31, 2002, as compared to a $167 thousand operating loss in the same quarter of 2001.  The winter months are the seasonally slow period for Reno area hotel/casinos.  For the six month period ended December 31, 2002, income from operations increased to $1.6 million, from $687 thousand, an increase of $923 thousand over the six months ended December 31, 2001. Casino costs were slightly lower in the current six month period as compared to the same period in 2001, $4.9 million versus $5.0 million, in spite of the revenue gains. The cost savings were primarily the result of a lower cost of complimentary rooms, food, beverage, and merchandise given to casino customers.   Additionally, capital investments in new slot machine-related technology in the last year has proven to be convenient for the customer and requires fewer labor hours.  Utility costs increased for the three and six months ended December 31, 2002 by $54 thousand and $86 thousand, respectively, due to higher charges per kilowatt. General and administrative costs for the Sands Regency increased $76 thousand, or 4.4%, for the three months ended December 31, 2002, due to a combination of items including higher legal expenses, property insurance, service contacts, and real estate taxes.  However, for the six months ended December 31, 2002, general and administrative costs are still favorable to the prior year by $33 thousand, or 1.0%, due primarily to labor cost savings.

GOLD RANCH VERDI  Gold Ranch had gross revenues less promotional allowances of $5.1 million for the quarter ended December 31, 2002 and $11.0 million for the six months ended December 31, 2002.  The Company acquired Gold Ranch in June 2001, so there are no comparable revenues for the prior year.  The Gold Ranch property has a high volume ARCO gas station and convenience store, which can greatly influence total revenues by a change in the price of gasoline.  Revenues from the gas station and convenience store accounted for $3.3 million of the $5.1 million in the three month period ended December 31, 2002, and $7.1 million of the $11.0 million in the six month period ended December 31, 2002.  The next highest revenue component, slot machine revenue, accounted for $1.3 million and $2.8 million of the total revenues in the three and six month periods ended December 31, 2002.  Operating income for Gold Ranch was $351 thousand for the quarter ended, and $1.1 million for the six months ended December 31, 2002.  These performances met the expectations of management.

CORPORATE COSTS  Corporate costs, including public company reporting and related legal and accounting fees, were $114 thousand and $200 thousand in the three and six months ended December 31, 2002, respectively.   This was higher than the $42 thousand and $127 thousand realized in the three and six months ended December 31, 2001, due primarily to incremental costs associated with the addition of Gold Ranch and to additional costs associated with SEC public company disclosure requirements.

INTEREST INCOME AND EXPENSE   Interest expense net of interest income was $317 thousand and $664 thousand for the three and six month periods ended December 31, 2002, respectively.  This represents an increase of $101 thousand and $222 thousand over the net interest expense reported in the three and six month periods ending December 31, 2001.  The Company’s debt balance has increased from $10 million as of December 31, 2001, to $16.8 million at December 31, 2002, a direct result of the Gold Ranch acquisition.

GAIN (LOSS) ON DISPOSITION OF ASSETS/ PROJECT ABANDONMENT   In the three and six month periods ended December 31, 2002, the Company posted net losses of $75 thousand and $146 thousand, respectively, due primarily to the early disposition of slot machines and the write down of a prospective new venture in Minden, Nevada, a project which is no longer actively being pursued.   In the comparable three and six month periods of 2001, the Company posted net gains on disposition of assets of $53 thousand and $64 thousand, primarily the result of proceeds on an insurance claim.

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

EBITDAR

“EBITDAR” increased from $612 thousand in the three months ended December 31, 2001, to $1.1 million in the three months ended December 31, 2002.  For the six months ended December 31, 2002, EBITDAR increased to $4.6 million from $2.4million in same period of 2001.   EBITDAR includes earnings before depreciation and amortization, interest expense, income taxes, rent, and any gain (loss) on the disposal of property.  EBITDAR is not a calculation determined pursuant to generally accepted accounting principles and is not an alternative to operating income or net income and is not a measure of liquidity. Since not all companies calculate this measure in the same manner, the Company’s EBITDAR measure may not be comparable to similarly titled measures reported by other companies. The Company presents EBITDAR as a supplemental disclosure to facilitate a more complete analysis of the Company’s financial performance.   The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest expense, depreciation and amortization.  Historically, the Company reported “EBITDA” data.   With the Gold Ranch acquisition, which includes a substantial real property rent component, the Company believes EBITDAR provides a more accurate depiction of the Company’s ability to service debt and satisfy capital needs.  Moreover, if the option of the Company to purchase the Gold Ranch real property is exercised, which can happen at the Company’s sole discretion, the rental expense would be available for other uses by the Company.  The calculation of EBITDAR to net income is as follows (dollars in thousands):

	Three months ended December 31,		Six months ended December 31,

	2001	2002	2001	2002

Net income (loss)	(252)	(234)	216	1,100
Interest expense	276	318	573	668
Income tax expense	(139)	(104)	93	575
(Gain) loss on disposal of property and abandonment of new project	(53)	75	(64)	146
Rent and management fees	—	186	—	372
Depreciation and amortization	780	877	1,562	1,760

EBITDAR	612	1,118	2,380	4,621

Capital resources and liquidity

The Company’s working capital decreased from $3.2 million at June 30, 2002 to approximately $2.7 million at December 31,2002.  The Company’s cash and cash equivalents decreased from $5.6 million at June 30, 2002, to $4.1 million at December 31, 2002. The primary use of cash was in financing activities as the Company reduced long term debt by $3.0 million.  Additionally, cash used in investing activities was $1.5 million, $1.1 million of which represents completed payments on a large capital outlay for slot machine product upgrades.  Cash flow from operations generated $3.0 million during the six month period.  As of December 31, 2002, the Company had unused credit lines under its revolving credit facility of $5.5 million.

At December 31, 2002, the Company believes that its cash funds, cash generated from operations, and available borrowing capacity will be sufficient to fund its operations, meet current debt obligations, and fulfill its capital expenditure obligations; however, the Company’s operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control.  If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of December 31, 2002.   Other than those identified as item (1) and (2) below, the Company has no off-balance sheet obligations.

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Long term debt	$16,829,339	$806,125	$1,913,143	$6,210,071	$7,900,000
Operating leases (1)	5,414,583	575,000	1,150,000	1,150,000	2,539,583
Other (2)	1,898,562	189,010	406,230	406,230	897,092

	$24,142,484	$1,570,135	$3,469,373	$7,766,301	$11,336,675

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

•

changes in laws or regulations, third party relations and approvals, and decisions of courts, regulators and governmental governmental bodies; bodies; including judicial actions, gaming legislative action, referenda and taxation;

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
THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

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

Other factors affecting current and future results

CALIFORNIA NATIVE AMERICAN GAMING   A constitutional amendment approved by the California voters allowing the expansion of Native American casinos in California continues to have an impact on casino revenues in Nevada in general, and many analysts have predicted the impact will be more significant on the Reno-Tahoe market.  The extent of this impact is difficult to predict, but the Company believes the impact will be mitigated to an extent due to the Company’s emphasis on Reno area residents as a significant base of its business.  However, if other Reno area casinos suffer business losses due to increased pressure from California casinos, they may intensify their marketing efforts to Reno area residents as well.

DOWNTOWN RENO RAILROAD TRENCH   Leaders in the City of Reno government and local business persons have led an effort to dig a trench through downtown Reno for the purpose of constructing a below-grade rail transport corridor.  The project is formally known as ReTRAC  (Reno Transportation Railroad Access Corridor).  Currently, Union Pacific’s railroad tracks dissect downtown Reno, as well as the Sands’ parking facilities.  There was considerable opposition to this project, even after the contract to build “the trench” had been awarded and work had begun.  However, it now appears likely to the Company that the trench will be built.   Utility relocation is currently underway and large scale escavation is anticipated to begin in the fall of 2003.

Recent estimates have the trench project taking from 4 to 5 years to be completed.   The Company has been informed that over300 valuable parking spaces will be unavailable during the construction.  A small number of spaces will be permanently lost.   The law requires that the Sands be given alternate parking or compensation for spaces permanently or temporarily lost due to the project.

The effect of trench construction on downtown Reno’s business levels, and specifically the business levels of the Sands, is hard to quantify, as any potential downside due to customer inconvenience could be offset by opportunities, such as the effect this major construction project will have on the Reno area economy.   In light of these uncertainties, the Company feels no assurance can be given that this project will not have an adverse material impact on the business levels of its downtown Reno property.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s long-term debt is variable relative to changes in interest rates.  Specifically, the interest rate of the Company’s primary debt, a reducing, revolving credit facility through Nevada State Bank, is currently fixed at 7.17% per annum.  However, effective June 1, 2007, the interest rate will be adjusted to a new five year fixed rate at 2.40% plus the five year U.S. Dollar Swap market rate.    At the time of the rate adjustment, the maximum principal balance of this obligation will be $8.5 million.  Accordingly, a 1% rate adjustment at that time will have a maximum impact to the Company of $85 thousand per year.  Additionally, the interest rate of the Company’s subordinated debt, with a principal balance of $5.1 million at December 31, 2002,

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

varies directly with a change in the Prime index.  A full percentage point change in the Prime index will have a maximum yearly financial impact of less than $51 thousand, declining as principal is paid down. This subordinated debt is limited to a maximum increase or decrease of 1% per year and 3% over the term of the note.  Finally, terms of the Company’s R.V. Park management agreement with PGE, referenced as (2) in the Contracts and Contingency section of this Report, state that the Company pay monthly to PGE an amount equal to PGE’s debt service on the underlying R.V. Park note, which varies directly with changes in the Prime index.  Further, effective on the first anniversary date, the management fee increases to 120% of that monthly debt service for the remaining life of the agreement.  The financial impact to the Company of a full one percent increase in the Prime index is less than $25 thousand per year.  The company does not use interest rate derivative instruments to manage exposure to interest rate changes.  A more complete discussion of these debt instruments is included in the Company’s 2002 Annual Report.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is party to various lawsuits, which have arisen in the normal course of its business.  At the time of this filing, the liability arising from unfavorable outcomes of lawsuits is not expected to have a material impact on the Company’s financial condition or financial results.

Item 2.  Changes in Securities

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Item 5.  Submission of Matters to a Vote of Security Holders

Not applicable

THE SANDS REGENT AND SUBSIDIARIES

PART II  OTHER INFORMATION  (continued)

Item 6.  Other Information

None

Item 7.  Exhibits and Reports on Form 8-K

Exhibit 99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

Exhibit 99.3	Certification of Chief Operating and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT
(Registrant)

Date: February 11, 2003	By:	/S/ FERENC B. SZONY

Ferenc B. Szony, President and Chief Executive Officer

Date: February 11, 2003	By:	/S/ ROBERT J. MEDEIROS

Robert J. Medeiros, Chief Operating and Principal Accounting Officer