Form 10-Q
period 2003-03-31
SANDS REGENT
filed 2003-05-14
CIK 753899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________to________

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

Yes ☐	No ☒

On May 14, 2003, the registrant had outstanding 4,941,805 shares of its common stock, $.10 par value.

THE SANDS REGENT AND SUBSIDIARIES
FORM 10-Q

THE SANDS REGENT AND SUBSIDIARIES
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,

(Dollars in thousands except per share amounts)	2002	2003	2002	2003

Operating revenues
Gaming	$5,248	$6,421	$15,376	$20,242
Lodging	1,485	1,672	5,934	6,555
Food and beverage	1,316	1,628	4,063	5,349
Fuel and convenience store	—	3,851	—	10,907
Other	352	317	1,061	1,123

	8,401	13,889	26,434	44,175
Less promotional allowances	850	901	2,366	2,720

Net revenues	7,551	12,988	24,068	41,456

Operating expenses
Gaming	2,585	2,944	7,628	8,867
Lodging	934	902	2,970	3,168
Food and beverage	771	1,058	2,418	3,329
Fuel and convenience store	—	3,647	—	10,333
Other	135	134	434	421
Maintenance and utilities	905	995	2,599	3,157
General and administrative	1,621	2,236	5,170	6,864
Depreciation and amortization	754	878	2,316	2,638

	7,705	12,794	23,535	38,777

Income (loss) from operations	(154)	194	533	2,679

Other income (expense)
Interest and other income	25	3	156	7
Interest expense	(270)	(290)	(843)	(958)
Gain (loss) on disposal of property and equipment, and abandonment of new project	(183)	—	(119)	(146)
Gain on sale of subsidiaries	—	205	—	205

	(428)	(82)	(806)	(892)

Income (loss) before income taxes	(582)	112	(273)	1,787
Income tax (provision) benefit	203	(35)	110	(610)

Net income (loss)	(379)	77	(163)	1,177

Net income (loss) per share
Basic	$(0.08)	$0.02	$(0.04)	$0.24
Diluted	(0.08)	0.01	(0.04)	0.23
Weighted average of shares outstanding
Basic	4,525,722	4,935,003	4,525,722	4,930,584
Diluted	4,525,722	5,254,912	4,525,722	5,214,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands)	JUNE 30, 2002	MARCH 31, 2003

ASSETS
Current assets
Cash and cash equivalents	$5,628	$3,930
Short-term investments	20	20
Accounts receivable, net of allowance	517	464
Note receivable, sale of subsidiaries	180	—
Inventories	716	651
Federal income tax refund receivable	369	—
Prepaid expenses and other assets	1,253	1,083

Total current assets	8,683	6,148

Property and equipment
Land	8,506	8,506
Buildings and improvements	40,148	40,839
Equipment, furniture and fixtures	20,345	20,004
Construction in progress	346	285

	69,345	69,634
Less accumulated depreciation and amortization	31,811	33,817

Property and equipment, net	37,534	35,817

Other assets
Note receivable, sale of subsidiaries, net	144	—
Goodwill	10,950	11,018
Other intangibles	1,356	1,356
Other	477	381

Total other assets	12,927	12,755

Total assets	$59,144	$54,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,154	$1,750
Accrued salaries, wages and benefits	997	1,531
Other accrued expenses	241	218
Federal income tax payable	—	106
Deferred federal income tax liability	222	220
Current maturities of long-term debt	849	806

Total current liabilities	5,463	4,631
Long-term debt	19,026	14,222
Deferred federal income tax liability	1,047	1,058

Total liabilities	25,536	19,911

Common stock ($.10 par value, 20,000,000 shares authorized; 7,325,805 issued at June 30, 2002; 7,344,805 issued at March 31, 2003)	733	734
Additional paid-in capital	13,916	13,947
Retained earnings	41,317	42,486

	55,966	57,167
Treasury stock (at cost; 2,403,000 shares)	(22,358)	(22,358)

Total stockholders’ equity	33,608	34,809

Total liabilities and stockholders’ equity	$59,144	$54,720

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	NINE MONTHS ENDED MARCH 31,

(Dollars in thousands)	2002	2003

Operating Activities
Net income (loss)	$(163)	$1,177
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,316	2,638
Loss on disposal of property and equipment	119	146
Decrease in accounts receivable	272	53
Decrease in inventories	95	65
Decrease in prepaid expenses and other current assets	127	170
(Increase) decrease in other assets	(559)	28
Decrease in accounts payable	(451)	(306)
Increase (decrease) in other accrued expenses	(334)	511
Change in federal income taxes payable/receivable	(254)	475
Change in deferred federal income taxes	(16)	9

Net cash provided by operating activities	1,152	4,966

Investing Activities
Purchase of short-term investments	(10)	—
Payments received on notes receivable	390	324
Acquisitions of property and equipment	(2,274)	(1,307)
Payment of accounts payable for prior year purchases of property and equipment	(186)	(1,098)
Payments received on sale of subsidiaries	—	205
Proceeds from sale of assets	89	26

Net cash used in investing activities	(1,991)	(1,850)

Financing Activities
Payments on long-term debt	(182)	(4,847)
Issuance of Company common stock	—	33

Net cash used in financing activities	(182)	(4,814)

Decrease in cash and cash equivalents	(1,021)	(1,698)
Cash and cash equivalents, beginning of period	10,150	5,628

Cash and cash equivalents, end of period	$9,129	$3,930

Supplemental disclosure of cash flow information
Interest paid, net of amount capitalized	$843	$958
Federal income taxes paid	$160	$125
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accounts payable	$451	$29

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Sands Regent (the “Company”) and its wholly-owned subsidiaries: Zante, Inc. (“Zante”), a Nevada corporation, and Last Chance, Inc. (“Last Chance”), a Nevada corporation. Zante owns and operates the Sands Regency Casino/Hotel (“Sands Regency”) in downtown Reno, Nevada. Last Chance owns and operates the Gold Ranch Casino and R.V. Resort in Verdi, Nevada, and California Prospectors, Ltd.(“California Prospectors”), a Nevada limited liability company, which operates a California Lottery station. Together, Last Chance and California Prospectors are presented as (“Gold Ranch”).

These statements should be read in connection with the 2002 Annual Report filed with the Securities and Exchange Commission as Exhibit 13 to the Company’s Form 10-K for the year ended June 30, 2002. The accounting policies utilized in the preparation of the financial information herein are the same as those summarized in the 2002 Annual Report.

The Consolidated Balance Sheet at June 30, 2002, has been taken from the audited financial statements at that date. On June 1,2002, the Company acquired the Gold Ranch Casino and R.V. Resort (“Gold Ranch”) on Interstate 80 in Verdi, Nevada. The unaudited consolidated financial results for the three and nine months ended March 31, 2003, include the results of operations for Gold Ranch. Year-to-year comparisons are affected by this acquisition.   The following is pro-forma financial information that is presented as if the Gold Ranch acquisition had been effective at the beginning of fiscal 2002.

(dollars in thousands):

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,

	2002	2003	2002	2003

Net revenues as reported	7,551	12,988	24,068	41,456
Proforma net revenues	13,125	12,988	40,638	41,456
Net income (loss) as reported	(379)	77	(163)	1,177
Gold Ranch proforma net income	268	—	1,149	—
Increase in unallocated corporate costs	(12)	—	(31)	—
Proforma net income (loss)	(123)	77	955	1,177
Earnings per share
Basic	(0.03)	0.02	0.21	0.24
Diluted	(0.03)	0.01	0.21	0.23

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments and normally recurring accruals necessary to present fairly the financial condition of the Company as of March 31, 2003, and the results of operations and cash flows for the three months and nine months ended March 31, 2003 and 2002 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

THE SANDS REGENT AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 2 - EARNINGS PER SHARE

The Company reports “basic” earnings per share and “diluted” earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”.  Basic earnings per share is computed by dividing reported net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stocks options. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	THREE MONTHS ENDED MARCH 31,				NINE MONTHS ENDED MARCH 31,

	2002		2003		2002		2003

	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Net income (loss)	4,526	$(0.08)	4,935	$0.02	4,526	$(0.04)	4,931	$0.24
Effect of dilutive stock options	—	—	320	(0.01)	—	—	284	(0.01)
Diluted	4,526	$(0.08)	5,255	$0.01	4,526	$(0.04)	5,215	$0.23

The Company had stock options in which the exercise price exceeded the average market price for the three and nine month periods ended March 31, 2002.   The dilutive effect for the periods was 2,316 and 2,781 shares respectively.  These stock options were not used in the calculation of diluted earnings per share as the Company reported losses for these periods.  In the three and nine months ended March 31, 2003, there were no antidilutive shares, all vested shares exceeded the average stock price for these periods.

NOTE 3 - ACQUISITION

On June 1, 2002, Last Chance completed an acquisition of certain assets (the “Acquired Assets”) of Prospector Gaming Enterprises, Inc. (“PGE”), a Nevada corporation, pursuant to an Asset Purchase Agreement, dated as of December 27, 2001. Further, all of the outstanding member’s interest in California Prospectors was also acquired by Last Chance pursuant to the Member’s Interest Purchase and Sales Agreement, dated December 27, 2001 (together, the “Gold Ranch transaction”).

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

As a result of the Gold Ranch transaction, the Company added Goodwill and Other intangibles to its balance sheet as follows: Goodwill, $11 million; “Grand fathered in” gaming location, $861 thousand; Tradename/ Trademark, $485 thousand; and Other, $10 thousand.  All Goodwill and Other Intangibles have been determined by the Company to have indefinite lives, and therefore are not being amortized.

THE SANDS REGENT AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 4 - BUSINESS SEGMENTS

The Company reports business segment information based on geographic location.  The following is a breakdown of relevant data by location. (Dollars in thousands)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,

	2002	2003	2002	2003

Net revenues (Gross revenues less promotional allowances)
Sands Regency Casino/Hotel	$7,551	$7,414	$24,068	$24,886
Gold Ranch Casino and R.V. Resort	—	5,574	—	16,570

Total net revenues	$7,551	$12,988	$24,068	$41,456

Operating income (loss)
Sands Regency Casino/Hotel	$(122)	(103)	$712	$1,507
Gold Ranch Casino and RV Resort	—	366	—	1,441
Corporate costs	(32)	(69)	(179)	(269)

Total consolidated operating income (loss)	$(154)	$194	$533	$2,679

Depreciation and amortization
Sands Regency Casino/Hotel	$754	$780	$2,316	$2,346
Gold Ranch Casino and RV Resort	—	98	—	292

Total consolidated depreciation and amortization	$754	$878	$2,316	$2,638

NOTE 5- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards      (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The amendments to the transition and transition and disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002 with early adoption encouraged.  The Company does not anticipate making a change to the fair value based method of accounting for stock-based employee compensation, and does not anticipate that the adoption of the annual and interim disclosure requirements of SFAS No. 148 will have a material impact on the consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Sands Regent is parent company to the Sands Regency Casino Hotel in Downtown Reno, Nevada and the Gold Ranch Casino and R.V. Resort On Interstate-80 in Verdi, Nevada.  The Sands Regency has 850 hotel rooms and 5 restaurants including Tony Roma’s, a Place for Ribs, Arby’s, and Original Mel’s Diner.  It has a full selection of gaming alternatives including 660 slot machines, 19 table games, keno, bingo, and a sportbook.  Additionally, the Sands Regency has a ‘Just for Laughs’ comedy club, a cabaret lounge, health spa, and a large outdoor pool.  The Gold Ranch offers 260 slot machines, a sportsbook, and a California lottery station on its property which straddles the Nevada/California stateline.  Additionally, it has a 105 space R.V. park, 2 restaurants, and a high volume ARCO gas station and convenience store.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Certain of the Company’s policies, including the estimated lives assigned to the Company’s assets, the determination of bad debt, self insurance reserves, asset impairment, calculation of income tax liabilities, and the purchase price allocation made in connection with the acquisition of Gold Ranch, requires that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company’s judgments are based on historical experience, terms of existing contracts, observations of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from Company estimates.  To provide an  understanding of the methodologies applied, the Company’s significant accounting policies are discussed where appropriate in this discussion and analysis.

Three and nine months ended March 31, 2003, as compared to the three and nine months ended March 31, 2002

CONSOLIDATED RESULTS.    For the three months ended March 31, 2003,  the Company’s net revenues (operating revenues less promotional allowances) increased from $7.6 million to $13.0 million, or 72%, from the three months ended March 31, 2002.  For the nine month period ended March 31, 2003, the Company’s net revenues increased from $24.1 million to $41.5 million, or 72%, from the same period in 2002.  The large increase in revenues was due primarily to the acquisition and consolidation of Gold Ranch operations into the Company.

Consolidated income from operations was $194 thousand for the three months ended March 31, 2003, a $348 thousand improvement from a $154 thousand operating loss reported in the three months ended March 31, 2002.  For the nine months ended March 31, 2003, consolidated income from operations was $2.7 million, compared to $533 thousand for the same period in 2002.

The Company generated a consolidated net income of $77 thousand, or 2 cents per share (1 cent diluted), for the three months ended March 31, 2003.  These results compare to a net loss of $379 thousand, or 8 cents per share, for the same three months of 2002.   For the nine months ended March 2003, the Company had net income of $1.2 million, or 24 cents per share (23 cents diluted), compared to the $163 thousand net loss, or (4) cents per share, in the nine months ended March 31, 2002.

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

SANDS REGENCY HOTEL AND CASINO.      For the three months ended March 31, 2003, the Sands Regency had net revenues of $7.4 million compared to the $7.6 million for the same three month period of 2002.  The total casino revenues of $5.0 million for the quarter ended March 31, 2003 decreased from $5.2 million for the same period last year.  War uncertainty, a soft economy, and other world events, including significantly higher gasoline prices, had a negative effect on Reno area tourism.

For the nine months ended March 31, 2003, the Sands Regency had net revenues of $24.9 million, a 3.5% increase over the $24.1 million for the same nine month period of 2002.  The increase in net revenues for the Sands Regency was primarily attributable to an increase in casino revenues, and more specifically, slot machine revenue, which increased $444 thousand, or 4.0%, for the comparative nine month period of the prior year.  Hotel room occupancy tracked 6.2% higher for the nine month period ended March 31, 2003 as compared to the nine months ended March 31, 2002, a major reason for the casino revenue increase.

Despite slightly lower net revenues, the Sands Regency had a narrower operating loss of $103 thousand in the quarter ended March 31, 2003, than the $122 thousand operating loss for the quarter ended March 31, 2002. As has been the case throughout the current fiscal year, the Sands Regency realized cost savings related to a lower cost of complimentary rooms, food, beverage, and merchandise given to casino customers.  Additionally, capital investments made in new slot machine related technology continues to show cost savings stemming from an associated reduction in labor hours.  The losses for both the March 2002 and 2003 quarters were due primarily to seasonality as fewer tourists travel to the Reno area in the winter.

For the nine month period ended March 31, 2003, gaming operating costs of $7.3 million declined from the $7.6 million in the nine months ended March 31, 2002, despite the revenue increase.  Gaming cost savings were partially offset by general and administrative costs which are higher this year primarily due to an adjustment in the provision for legal claims and the accrual of management bonuses which were cancelled last year when operating targets for the fiscal year became unlikely.  Income from operations for the current nine month period increased from $712 thousand to $1.5 million, a 112% year-over-year increase from the nine months ended March 31, 2002.

GOLD RANCH CASINO AND R.V. RESORT.      Net revenues for Gold Ranch were $5.6 million for the quarter ended, and $16.6 million for the nine months ended, March 31, 2003.  The Company acquired Gold Ranch in June 2002, so there are no comparative revenues for the prior year.   The highest revenue component at the Gold Ranch Property is a high volume ARCO gas station and convenience store.   A change in the price of gasoline can greatly influence total revenues but have a minimal impact on profitability.   The gas station and convenience store contributed $3.9 million to Gold Ranch revenue for the three months, and $10.9 million for the nine months, ended March 31, 2003.   Gas prices, which increased to over $2.00 per gallon at the end of the quarter, boosted gasoline revenue to the best gross receipts quarter of the fiscal year despite lower winter month gallon volume.

Slot machine revenue accounted for $1.4 million and $4.4 million of the total revenues in the three and nine month periods ended March 31, 2003.  Since the Company’s first full quarter of operation, slot machine volume, as measured by coin-in, was $28.5, $26.0, and $24.6 million sequentially by quarter, further illustrating the result of anticipated seasonality.   Operating costs for the quarter ended March 31, 2003, were $5.2 million, a $600 thousand increase over the $4.6 million in the quarter ended December 31, 2002, entirely due to the increased cost of wholesale gasoline.  Operating income for Gold Ranch was $366 thousand and $1.4 million for the three and nine month periods respectively.

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

CORPORATE COSTS.      Corporate costs, including public company reporting and related legal and accounting fees, were $70 thousand and $270 thousand in the three and nine months ended December 31, 2002. This was higher than the $32 thousand and $179 thousand for the three and nine months ended March 31, 2003, due primarily to incremental costs associated with the addition of Gold Ranch and to additional costs associated with public company disclosure requirements.

INTEREST INCOME AND EXPENSE.     Interest expense net of interest income was $287 thousand and $951 thousand for the three and nine month periods ended March 31, 2003, respectively.  This represents an increase of $42 thousand and $264 thousand over the net interest expense reported in the three and nine month periods ended March 31, 2002.  The Company’s debt balance has increased from $10.0 million as of March 31, 2002, to $15.0 million at March 31, 2003, a direct result of the Gold Ranch acquisition.

GAIN (LOSS) ON DISPOSITION OF ASSETS/ PROJECT ABANDONMENT.      The Company experienced no gain or loss on disposal of property and equipment in the quarter ended March 31, 2003, as compared to the $183 thousand loss in the same quarter of 2002. Last year the Company had early disposition of assets mainly associated with the completion of a hotel room remodel project. In the nine months ended March 31, 2002, the Company had a net loss on disposition of assets of $119 thousand, an amount less than the 3 month loss because of a net gain realized earlier in the year from an insurance claim.  The nine month current year loss on disposition of assets was due primarily to the early disposition of slot machines and the writedown of a prospective new venture in Minden, Nevada, a project which is no longer actively being pursued.

GAIN ON SALE OF SUBSIDIARIES.     In both the three and nine month periods ended March 31, 2003, the Company realized a $205 thousand gain stemming from its sale of the Copa Casino in Gulfport, Mississippi. The Company owned the Copa Casino and its related wholly-owned subsidiaries: Gulfside Casino, Inc.; Gulfside Casino Partnership; Artemis, Inc.; and Patrician, Inc. (together the “Copa”) until December 1998.  The accounting treatment of this gain is consistent with the Company’s initial decision to record a net note receivable of only $2.3 million, an amount equal to its net investment in the Copa at the time of the sale. The original amount of the note was for $8.0 million and the unpaid balance as of March 31, 2003, was $5.6 million.  The note is non-interest bearing and requires the Copa to pay to the Company monthly the greater of 2% of its gross gaming revenues, or $15 thousand, until paid in full. The Company feels it has perfected a lien on the newly remodeled Copa Casino, and since the deal was finalized, monthly payments have been timely and well in excess of the minimum.  Based on recent payments,  the Company projects it will take between 6-8 years to collect on this note.  However, as of the date of this report, because of competitive, regulatory, environmental, and other unknown potential risks facing the current operators of the Copa, the Company will continue to record gains only as payments are received.

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

Capital resources and liquidity

The Company’s working capital decreased from $3.2 million at June 30, 2002 to $1.5 million at March 31, 2003.  The Company’s cash and cash equivalents decreased from $5.6 million at June 30, 2002,  to $3.9 million at March 31, 2003, as the Company used cash reserves to reduce long term debt by $4.8 million.  Additionally, net cash used in investing activities was $1.9 million, $1.1 million of which represents completed payments on a capital outlay for slot machine product upgrades.  Cash flow from operations provided $5.0 million during the nine month period ended March 31, 2003.  As of March 31, 2003, the Company had unused credit lines under its reducing revolving credit facility of $6.2 million.

At March 31, 2003, the Company believes that its cash funds, cash generated from operations, and available borrowing capacity will be sufficient to fund its operations, meet current debt obligations, and fulfill its capital expenditure obligations; however, the Company’s operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control.  If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing or delaying planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of March 31, 2003.   Other than those identified as item (1) and (2) below, the Company has no off-balance sheet obligations.

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Long term debt	$15,027,835	$806,199	$1,612,696	$2,259,116	$10,349,824
Operating leases (1)	5,270,834	575,000	1,150,000	1,150,000	2,395,834
Other (2)	1,715,194	197,473	406,230	406,230	705,261

	$22,013,863	$1,578,672	$3,168,926	$3,815,346	$13,450,919

(1)

Represents contractual lease obligations to PGE on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule.  The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without significant expansion of the gaming facilities.

(2)

Represents management fees due to PGE in connection with the R.V. Park at Gold Ranch.  The table reflects a scheduled 20% increase effective June 1, 2003, in accordance with the management agreement.  Additionally, future amounts payable are subject to adjustment based on changes in interest rates.

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

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

•	abnormal gaming holds;
•	the effects terrorists attacks or war may have on the gaming industry; and
•	the effects of competition, including locations of competitors and operating and market competition.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Other factors affecting current and future results

NATIVE AMERICAN GAMING.     The expansion of Native American casinos in California, Oregon, and Washington continues to have an impact on casino revenues in Nevada in general, and some analysts have predicted the impact will be more significant on the Reno-Tahoe market.  The extent of the impact to the Company is difficult to predict.  A significant portion of the Company’s customer base is made up of Reno area residents.  However, if other Reno area casinos lose business due to competition from Native American casinos, they may intensify their marketing efforts to Reno area residents as well.

DOWNTOWN RENO RAILROAD TRENCH.    Currently, Union Pacific’s railroad tracks dissect downtown Reno, as well as the Sands Regency’s parking facilities. After years of analysis and debate, and despite considerable opposition, proponents of digging a trench through downtown Reno for the purpose of constructing a below-grade rail transport corridor have been successful.  Utility relocation is currently underway, and large-scale escavation on the trench, known as ReTRAC (Reno Transportation Railroad Access Corridor), is anticipated to begin in the fall of 2003.

Recent estimates have the trench project taking from 3 to 4 years to be completed.  The Company has been informed that over 300 valuable parking spaces will be unavailable during the construction.  A small number of spaces and Sands’ overpass structure will be permanently lost.  The law requires that the Sands be given alternate parking or compensation for spaces and structures permanently or temporarily lost due to the project.

THE SANDS REGENT AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s long-term debt is variable relative to changes in interest rates.  Specifically, the interest rate of the Company’s primary debt, a reducing, revolving credit facility through Nevada State Bank, is currently fixed at 7.17% per annum.  However, effective June 1, 2007, the interest rate will be adjusted to a new five-year fixed rate of 2.40% plus the five-year U.S. Dollar Swap Market rate.  At the time of this rate adjustment, the maximum principal balance of this obligation will be $8.5 million.  Accordingly, each 1% rate adjustment at that time will have a maximum impact to the Company of $85 thousand per year.

Additionally, the interest rate of the Company’s subordinated debt, which has a principal balance of $4.9 million at March 31, 2003, varies directly with a change in the Prime index.  A full percentage point change in the Prime index will have a maximum yearly financial impact of less than $49 thousand, declining as principal is paid down.  This subordinated debt is limited to a maximum increase or decrease of 1% per year, and a maximum fluctuation of 3% over the term of the note.

Finally, terms of the Company’s R.V. Park management agreement with PGE, referenced as (2) in the Commitments and Contingencies section of this Report, state that the Company pay monthly an amount equal to PGE’s debt service on the underlying R.V. Park note, which varies directly with changes in the Prime index.  On June 1, 2003, this management fee increases to 120% of that monthly debt service for the remaining life of the agreement.  The financial impact to the Company of a full one percent increase in the Prime index is less than $25 thousand per year.  The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.  A more complete discussion of these debt instruments is included in the Company’s 2002 Annual Report.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Principal Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

Not applicable

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

THE SANDS REGENT
(Registrant)

Date: May 14, 2003	By:	/s/ FERENC B. SZONY

Ferenc B. Szony, President and Chief Executive Officer

Date: May 14, 2003	By:	/s/ ROBERT J. MEDEIROS

Robert J. Medeiros, Chief Operating and Principal Accounting Officer