Form 10-K
period 2003-06-30
SANDS REGENT
filed 2003-09-29
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.10 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s $.10 par value Common Stock held by non-affiliates of the Registrant on December 31, 2002 was $9,256,840. The aggregate market value is computed with reference to the average bid asked price per share on such date.

Registrant’s Common Stock outstanding at September 24, 2003 was 5,044,055 shares.

Portions of Registrant’s definitive Proxy Statement for its November 3, 2003 Annual Meeting of Shareholders are incorporated into Part III of this report as set forth herein.

THE SANDS REGENT

INDEX TO FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2003

PART I

ITEM 1.	BUSINESS

General

The Sands Regent and subsidiaries (the “Company”, “we” and “our”) operate casino/tourist-based facilities through its wholly-owned subsidiaries, Zante, Inc., which owns and operates the Sands Regency Casino Hotel (the “Sands”) in downtown Reno, Nevada, and Last Chance, Inc., which operates the Gold Ranch Casino and RV Resort (the “Gold Ranch”) located in Verdi, Nevada.

The Sands has approximately 29,000 square feet of gaming space and a full selection of gaming alternatives including 587 slot machines, 19 table games, keno, bingo, and a sportsbook operated by Leroy’s Sportsbooks. Additionally, the Sands resort complex has 836 hotel rooms, including 29 suites, a health spa, and a large outdoor swimming pool. Dining options at the Sands includes a Tony Roma’s, Famous for Rib’s, restaurant; Cabana Café, a coffee house/deli-style restaurant; and Antonia’s, Very Italian Buffet. The property also has a Mels the Original, diner style restaurant, and an Arby’s convenience style restaurant, which are operated by third parties. The facility also includes an entertainment cabaret, three cocktail lounges, and approximately 12,000 square feet of convention and meeting space. Third parties lease space from the Sands and operate a car rental business, a bicycle and ski rental shop, a beauty shop, and a video arcade. The Sands resort complex contains multiple parking areas, including a parking garage, with a total combined capacity for approximately 1,000 vehicles.

Gold Ranch offers approximately 256 slot machines in an 8,000 square foot casino, two restaurants, two bars, a 105-space RV park, a California lottery station, an ARCO gas station, a convenience store, and a Jack-in-the-Box restaurant which is leased to a third party. Gold Ranch’s guests include both tourists and local residents with local residents generating approximately 60% of the property’s casino patronage. Gold Ranch attempts to attract local residents through mid-week promotions geared toward enhancing local play mainly through lottery, casino, and restaurant programs. Tourist programs emphasize the RV park, casino and food cross-promotions.

Both of the Company’s operations are conducted 24 hours a day, every day of the year. The primary source of revenue and income to the Company is its gaming activities, although the hotel, RV park, bars, shops, restaurants, convenience store, gas station and other services are important in supplementing its gaming activities revenue. The Company’s operating and marketing philosophy emphasizes high volume business, offering large, attractive hotel rooms at reasonable prices to group, air wholesale and motor coach business primarily from Western Canada, the Pacific Northwest and Northern California. Although the Company offers, on a very limited basis, complimentary hotel accommodations to select customers, no third party group arrangements known as “junkets” are conducted, and in general, the Company does not extended credit to its gaming clientele.

Marketing

SANDS REGENCY.    The marketing function at the Sands continues to evolve as competition intensifies both locally and regionally for gaming customers. The flat Reno gaming market and more recently, the tremendous growth of Indian gaming in key feeder markets (Northern California and the Pacific Northwest, including British Columbia) has dictated that the Sands develop a more comprehensive marketing strategy.

For many years the Sands’ marketing strategy was to rely on the utilization of travel wholesalers to attract group business to the Sands. Central to this strategy was a value-based philosophy that focused on offering attractive, well furnished hotel accommodations and quality food and beverages at prices slightly lower than those of most major hotel casinos in the market.

While this philosophy remains a cornerstone of the marketing strategy at the Sands, we have significantly expanded our marketing efforts in recent years. More resources are being allocated to marketing at the Sands and a comprehensive program has been developed.

Media advertising (television, radio, newspaper, and the Internet), database marketing, casino promotions, and special events are now key components in the evolution and execution of this strategy.

Advertising and promotional programs are being utilized to attract business segments that had previously been largely untapped at the Sands, such as Reno area residents (locals) and individual travelers from Northern California, particularly the Sacramento metropolitan area. In addition, a greater emphasis is being placed on retaining guests on the property during their visit.

The local component of the Sands’ business has become a key element contributing to our success and now represents more than 30% of the Sands gaming revenues. We intend to continue to cultivate and grow our local market share with aggressive local marketing, promotional, and advertising efforts. This segment became even more important with the recent opening of Station Casinos’ Thunder Valley operation in the Sacramento metropolitan area. While it is uncertain how much this casino will impact overall business in the Reno market, we do not expect it to have a significant impact on our local clientele.

Reno citywide events such as the Annual Great Reno Balloon Races, and Sands created events like our Mardi Gras celebration, and direct mail offers are used aggressively to drive incremental business from individual travelers. Currently, there are over 20 of these special events scheduled at the Sands on an annual basis.

Wholesalers who market a product emphasizing value continue to be very important to the Sands’ marketing strategy. The Company maximizes hotel occupancy levels through the use of a flexible pricing strategy for its rooms. Hotel rooms are offered at discount prices to travel wholesalers for block sales of rooms used in travel packages. This is particularly important to the Company because of the impact of hotel occupancy on gaming revenues. Historically, the Company has been dependent upon group business from November through February because of the seasonal decline in other sources of business (especially drive traffic). Significant group, air wholesale and motor coach market segments continue to include Western Canada, the Pacific Northwest, Texas, and Northern California. The Company has also been successful in obtaining wholesale business in the Midwest, Southwest, and Southern California and continues to explore opportunities to expand by adding additional wholesalers.

The Sands is the lead casino/hotel in the Reno area for several major travel wholesalers who serve major cities in the West, Midwest, and Southwest. Group, air wholesale, and motor coach business accounted for approximately 47% of the Sands’ occupancy in fiscal 2003.

The Internet has become our primary method of marketing the Sands to individual customers. The Company has successfully utilized its website, www.sandsregency.com to promote the property and offer hotel room rate specials. Further, the Company has developed several Internet partners to market hotel rooms during non-peak periods. The Sands expects continued growth of its business in the future as a result of the marketing strategy, as more people become used to using this resource to make travel arrangements.

GOLD RANCH.    Our primary goals at Gold Ranch for fiscal 2003 focused on accomplishing four objectives: 1) generate visits into the casino from the thousands of customers who visit the ARCO Gas Station or California Lottery Station on a daily basis, 2) grow our internal database significantly for future marketing efforts, 3) increase our advertising presence on the property, and 4) increase occupancy at the RV park to 70% during the peak season.

The ARCO station at Gold Ranch is among the busiest in the country, while the California Lottery station at Gold Ranch is the third highest volume in the state. Together they generate, on average, over 2,600 vehicle visits per day. This represents a significant and challenging opportunity for Gold Ranch to expand its clientele. Over the past year, we have developed several promotions, drawings, and coupon offers to generate business into the casino.

In addition, we have utilized the ARCO station patronage to more than triple the size of our local database (from 2,000 to more than 6,000 names and addresses). These names and addresses have been used effectively to drive visitation into the casino via time sensitive direct mail offers, and invitations to special events.

We have increased the advertising presence at Gold Ranch primarily through the use of signage. Backlit signs have been installed throughout the property and are used to promote various products at Gold Ranch (Sierra Café, California Lottery, RV Resort, Leroy’s Race and Sportsbook, etc.). This signage has been further supported by messages on banners in high traffic areas and pump-top advertising at the gas pumps.

In order to increase awareness and occupancy for the RV park, a new website was developed for Gold Ranch (www.goldranchrvcasino.com), direct mail postcards were sent to past customers of the RV Park, and representatives from the Sands attended RV Trade Shows. In addition, the RV resort was promoted via advertisements in some of the higher profile RV lifestyle magazines, such as Good Sam Club’s Trailer Life. This support, as well as word-of-mouth support from customers who had previously utilized the facility, allowed us to reach our objective, as occupancy levels have risen to nearly 80% for the current summer season.

A secondary objective at Gold Ranch (and the Sands) has been to explore cross marketing opportunities between the two properties. While this has been an ongoing effort, we have seen strong indications that our efforts have been successful. We have successfully used names and addresses collected from Northern California residents at the ARCO station to augment direct mail programs for the Sands hotel. We have also been able to increase attendance for special events and promotions at Gold Ranch by cross promoting them in the monthly calendar sent to loyal Sands’ customers. We have consistently seen 30-40% of the attendance at these activities generated from these sources. In the future, we will continue to pursue this strategy for both properties.

Competition

Competition for customers in the Reno market is more intense than ever. Not only are the eighteen major casinos and hotel/casinos competing for out-of-market customers, but the decrease in visitation over the last several years in the number of visits by these customers, has led to more competition for the local customer. More and more casinos are realizing the importance of attracting locals to their casinos to offset the loss of out-of-market customers.

The Company’s properties also compete, to a lesser degree, with gaming operations in other parts of the state of Nevada, particularly Lake Tahoe, Las Vegas, and Laughlin. California currently sponsors a state lottery and allows other non-casino style gaming, including pari-mutuel wagering, card parlors, bingo and off-track betting. The Company does not believe that such non-casino style gaming has a significant impact on the Company’s operations.

The expansion of Native American gaming in Northern California, the Pacific Northwest, and British Columbia will have a long-term impact on casino revenues in Reno and Northern Nevada. Over the last two years, existing Native American casinos in Northern California have undergone significant expansions. In addition, Station Casino’s Thunder Valley recently opened in June of 2003, just outside of Sacramento. More casinos are planned in Northern California in the future. Many of these casinos have greater financial resources than the Company to promote their facilities.

Employees

At June 30, 2003, the Company employed 707 people at the Sands, including 81 salaried employees and 626 hourly employees, and 108 people at Gold Ranch, including 13 salaried employees and 95 hourly employees. None of the Company’s employees are represented by a union. The Company has not experienced any work stoppages or other significant labor problems and management considers its labor relations to be good.

Regulation and Licensing—Nevada Gaming

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

The Sands Regent subsidiaries Zante, Inc. and Last Chance, Inc. are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require a periodic payment of fees and taxes and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (“Registered Corporation”) and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a major stockholder of, or receive any percentage of profits from the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company has obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or its subsidiaries, in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company or its subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause, which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or its subsidiaries, the Company would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company and its subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

The Company and its subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Commission.

If it were determined that the Nevada Act was violated by the Company or its subsidiaries, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, its subsidiaries, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the direction of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company’s gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the Company’s gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company’s gaming operations.

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

The Nevada Act requires any person who acquires more than 5% of the Company’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of the directors of the Company, any change in the Company’s corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by shareholders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	other activities as the Nevada Commission may determine to be consistent with investment intent.

If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of the Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its subsidiaries if the Company

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

The Nevada Commission may, in its discretion, require the holder of any debt security of the Company to file applications, be investigated and be found suitable to own the debt security of the Company. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Company can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

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

Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of the Company must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of the Company. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and registered gaming corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company’s Board of Directors in response to a tender offer made directly to the Company’s shareholders for the purposes of acquiring control of the Company.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either a percentage of the gross revenues received or the number of games or gaming devices operated.

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

Regulation and Licensing—California Lottery

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

Other Information

We file with the Securities and Exchange Commission (SEC) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, proxy statements and registration statements. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically. We also maintain a website located at http://www.sandsregency.com, and electronic copies of our periodic and current reports are available, free of charge, under the “Investor Relations” link on our website as soon as practicable after such material is filed with, or furnished to, the SEC.

ITEM 2.	PROPERTIES

The Company operates the casino and hotel towers at the Sands on a Company-owned approximately 6.3-acre site in downtown Reno. The casino/hotel site also includes a large outdoor swimming pool, pool house and other buildings and facilities. Garage and surface parking are provided at the casino/hotel site and also on an approximately 2.7-acre site located adjacent to the casino/hotel site. The Sands is subject to aggregate encumbrances of approximately $13.4 million as of June 30, 2003. Management considers the Sands facility to be in good condition and well maintained. A portion of the Sands parking facilities is currently not useful to the Sands due to the ReTRAC project (Reno Train Trench excavation), which is currently underway. For a more complete description of the ReTRAC project and its potential effect on the Sands, refer to “Other Factors Affecting Current and Future Results” in the Management Discussion and Analysis section of this report.

The Company also owns the business assets and leases the real property at Gold Ranch. The real property lease has a twenty-year term with four five-year extension options ending in 2042. The Company possesses the option to purchase the Gold Ranch real property at an agreed upon base price with inflation adjustments based upon the Consumer Price Index. Gold Ranch is located on Interstate-80 in Verdi, Nevada, twelve miles west of Reno. Management considers the Gold Ranch facility to be in good condition and well maintained.

In addition, the Company owns several smaller properties in Reno consisting of a combined area of approximately .7 acres and operates a slot route, which places 77 gaming devices in ten locations in the Reno area.

ITEM 3.	LEGAL PROCEEDINGS

The Company has incurred legal and settlement costs aggregating $547,000 in connection with the settlement of a personal injury claim against The Sands Regency. The Company reached a settlement through mediation in July 2003 in the case of Debra Grant vs. Zante, Inc. dba The Sands Regency Casino and Hotel, case no. CV 02-02074, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. The case was dismissed on August 18, 2003.

Although this claim, subject to a contracted deductible, was insured, the insurance carrier is insolvent and not expected to make any payment to the Company. A loss from this event was realized in the quarter ended June 30, 2003. The Company is seeking recovery of its loss from the Company’s insurance broker; the Company believes that it has meritorious claims for relief.

The Company is a party to various other legal actions, proceedings and pending claims arising in the normal course of its business. Management does not expect the outcome of these claims or suits to have a material adverse effect on the Company’s financial position or results of future operations. However, any proceeding or litigation has an element of uncertainty, and the ultimate outcomes may differ from management’s expectations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Trading under the symbol “SNDS”, the Common Stock of the Company is listed on the NASDAQ Small Cap Market. The following table sets forth the quarterly high and low share price information for the periods indicated:

	High	Low
Fiscal year ended June 30, 2002
First Quarter	$3.99	$2.00
Second Quarter	3.25	2.27
Third Quarter	3.40	2.41
Fourth Quarter	3.75	2.95

Fiscal year ended June 30, 2003
First Quarter	$3.06	$2.30
Second Quarter	3.78	1.93
Third Quarter	4.37	2.51
Fourth Quarter	3.39	2.35

As of September 24, 2003, the Company had 226 shareholders of record and in excess of 400 beneficial shareholders.

The declaration and payment of dividends in the future, if any, will be determined by our Board of Directors in light of the conditions then existing, including the Company’s earnings, financial condition, capital requirements and other factors. There are no restrictions on the Company prohibiting the payment of dividends and no dividends have been paid in the last two fiscal years. The Company intends to continue to the retain its earnings for use in its business.

The following table presents information about our Common Stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at June 30, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	590,250	$1.65	143,614
Equity compensation plans not approved by security holders	—	—	—
Total	590,250	$1.65	143,614

ITEM 6.	SELECTED FINANCIAL DATA

	For the years ended June 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except percentages and per share data)
STATEMENT OF OPERATIONS DATA:
Operating revenues	$55,661	$34,067	$35,763	$36,248	$43,474
Income (loss) from operations	4,292	1,268	2,946	2,881	(42)
Net income (loss)	1,868	(189)	1,232	1,491	(1,388)
Net income (loss) per share:
Basic	$0.38	$(0.04)	$0.27	$0.33	$(0.31)
Diluted	$0.36	$(0.04)	$0.26	$0.32	$(0.31)
Weighted average number of shares used in computing income per share—Basic	4,930,713	4,658,826	4,500,614	4,496,754	4,497,703
—Diluted	5,196,478	4,658,826	4,751,774	4,568,014	4,497,703

OPERATING DATA:
Casino square footage	37,000	37,000	29,000	29,000	27,000
Number of slot machines	843	860	651	665	686
Number of hotel rooms	836	836	836	836	836
Hotel occupancy—rooms sold	256,000	245,000	262,000	257,000	254,000
Hotel occupancy—percentage	83.9%	80.2%	85.9%	83.9%	76.4%
Number of RV spaces	105	105	—	—	—
RV occupancy—spaces sold	16,016	1,379	—	—	—
RV occupancy—percentage	41.8%	43.8%	—	—	—

Net cash provided by (used in):
Operating activities	$7,095	$2,157	$4,560	$6,905	$2,295
Investing activities	(2,363)	(16,113)	(3,358)	(2,043)	(5,331)
Financing activities	(6,395)	9,433	(238)	(1,216)	(627)

BALANCE SHEET DATA:
Cash and cash equivalents	$3,965	$5,648	$10,160	$9,940	$5,550
Total assets	55,446	59,144	47,883	47,092	43,695
Long-term debt	13,426	19,026	10,000	10,205	491
Total stockholders’ equity	35,531	33,608	32,619	31,337	29,844

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Basis of Presentation

The Sands Regent and its subsidiaries (the “Company”) operate the Sands Regency Casino Hotel (the “Sands”) in Downtown Reno, Nevada and the Gold Ranch Casino and RV Resort (the “Gold Ranch”) on Interstate-80 in Verdi, Nevada. The Sands has 836 hotel rooms and 5 restaurants including Tony Roma’s Famous for Ribs, Mel’s the Original Diner, and Arby’s. It has a full selection of gaming alternatives, including 587 slot machines, 19 table games, keno, bingo, and a sportbook operated by Leroy’s Race and Sportsbooks, a third party. Additionally, the Sands has a ‘Just for Laughs’ comedy club, a cabaret lounge, health spa, and a large outdoor pool. The Company acquired Gold Ranch on June 1, 2002. Gold Ranch’s gaming alternatives include 256 slot machines, a California lottery station on property which straddles the Nevada/California state line, and a sportsbook. Additionally, Gold Ranch has a 105 space RV park, 2 restaurants, and an ARCO gas station and convenience store. Consolidated financial results for the year ended June 30, 2002, include only one month of operations for Gold Ranch, however, consolidated results for the year ended June 30, 2003, include a full fiscal year of Gold Ranch operations.

Significant Accounting Policies and Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of the Company’s policies, including the estimated lives assigned to long-lived assets, asset impairment, goodwill and other intangibles impairment, the adequacy of our allowance for uncollectible receivables, self insurance reserves, litigation reserves, and customer rewards program liability requires that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based on historical experience, terms of existing contracts, observations of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from Company estimates. Policies and estimates identified below are considered to be the most significant.

Long-lived assets

Property and equipment are stated at cost less accumulated depreciation. Judgments are made in determining if or when assets have been impaired and the estimated useful lives of assets. The accuracy of these estimates affects the depreciation expense recognized in our results of operations. The carrying values of our long-lived assets are reviewed when events or changes in circumstance indicate that the carrying amount of an asset may not be coverable. Management assesses the possibility of an asset impairment by using estimates of future cash flows based on current operating results, trends, prospects, demand, competition, and other economic factors.

Goodwill and other intangible assets

The provisions of SFAS No. 142 requires the Company to review goodwill and other intangibles annually for impairment. We completed our annual review and determined no impairment as of June 30, 2003. The annual evaluation requires a detailed review of current operating results, as well as analytical projections and cash flow forecasts.

Allowance for doubtful accounts

We allow for an estimated amount of receivables that may not be collected. We estimate our allowance using a specific formula applied to aged receivables. Historical experience is considered, as are customer relationships.

Self-insurance reserves

The Company is self-insured for various levels of general liability, worker’s compensation, and employee medical insurance. Insurance claims and reserves include estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, the Company makes judgments based on historical claims experience, accident frequency, severity, and the experience industry agents, administrators, and others, as appropriate.

Litigation reserves

The Company assesses its exposure to loss contingencies including legal matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted.

Customer reward program liability

The Company has in place a rewards system based on customer gaming play. Rewards are redeemable for complimentary hotel rooms, food, beverage, merchandise, and in many cases cash. A significant amount of rewards earned by customers expire without redemption. The Company estimates the percentage of rewards that will be redeemed based on experience and special circumstances.

Comparison of fiscal 2003 to 2002

CONSOLIDATED RESULTS.    For the year ended June 30, 2003, the Company’s net revenues (operating revenues less promotional allowances) increased from $34.1 million to $55.7 million, or 65%, from the year ended June 30, 2002. Consolidated income from operations increased from $1.3 million in the previous year to $4.3 million in the current year ended June 30, 2003. The Company generated a consolidated net income of $1.9 million, or 38 cents per share (36 cents diluted), for the year ended June 30, 2003, as compared to a consolidated net loss of ($189,000), or ($.04) per share, for the year ended June 30, 2002. There were four primary reasons for the increase in revenues and consolidated net income of the Company during the current fiscal year: 1) the acquisition and consolidation of Gold Ranch operations into the Company as of June 1, 2002; 2) the return of a major bowling event to Downtown Reno after its regularly scheduled one year hiatus; 3) the reopening of the Reno-Sparks convention center after a undergoing a significant expansion and remodel; and 4) the steady return of wholesale airline tour operations post the September 11, 2001 terrorist attack.

SANDS REGENCY HOTEL AND CASINO.    For the year ended June 30, 2003, the Sands had net revenues of $33.5 million, compared to $32.4 million for the year ended June 30, 2002, an increase of 4.1%. Gaming revenues of the Sands property accounted for the majority of the net revenue increase, increasing $988,000, from $20.5 million in fiscal 2002 to $21.5 million in fiscal 2003. Consistent with the gaming industry in general, most of the revenue growth realized was in slot machine revenue, which increased 5.6%, from $15.1 million in the year ended June 30, 2002, to $16.0 million in the year ended June 30, 2003. The Sands sold approximately 11,000 more hotel rooms in the most current fiscal year as compared to the previous year, an increase of 4.7%, which generated additional guest counts, a large factor in the gaming revenue increase. The average daily hotel rate increased from $31.73 in the year ended June 30, 2002, to $33.15 in the year ended June 30, 2003, as the Sands, and Reno in general, benefited from increased demand associated with the four month long Women’s International Bowling Congress, and a strong summer of 2002, as Reno tourism bounced back from the effects of the September 11 terrorist attack.

Income from operations increased from $1.3 million in the year ended June 30, 2002 to $2.8 million in the year ended June 30, 2003. Operating margins increased substantially in gaming departments; gaming revenues increased $988,000, or 4.8%, while gaming operating expenses decreased $159,000, or 1.6%, year-to-year. Gaming operating margins at the Sands improved from 48.2% to 45.2%. Cost savings programs instituted in the current year resulted in a lower cost of complimentary rooms, food, beverage, and merchandise given to casino customers. Additionally, capital investments made in new slot machine related technology has proven to be less labor intensive and has allowed for a reduction in labor hours in the slot department.

The following table highlights our various sources of revenues and expenses as compared to prior years for the Sands (dollars in thousands)

	Year ended June 30, 2003	Percent change	Year ended June 30, 2002	Percent change	Year ended June 30, 2001
Gaming revenues	$21,471	4.8%	$20,483	-7.8%	$22,219
Gaming expenses	$9,715	-1.6%	$9,875	-4.9%	$10,389
Expense margin	45.2%		48.2%		46.8%

Lodging revenues	$8,515	6.3%	$8,010	-11.7%	$9,074
Lodging expenses	$3,984	1.0%	$3,946	-10.7%	$4,419
Expense margin	46.8%		49.3%		48.7%

Food and beverage revenues	$5,162	-5.5%	$5,463	2.0%	$5,356
Food and beverage expenses	$3,065	-6.1%	$3,265	-22.7%	$4,226
Expense margin	59.4%		59.8%		78.9%

Other revenues	$1,513	9.4%	$1,382	-3.3%	$1,429
Other expenses	$556	-3.9%	$578	-0.8%	$583
Expense margin	36.7%		41.8%		40.8%

Maintenance and utilities	$3,508	1.6%	$3,453	4.5%	$3,303
Percent of net revenues	9.6%		9.8%		8.7%

General and Administrative	$6,664	0.0%	$6,666	-3.7%	$6,924
Percent of net revenues	18.2%		18.9%		18.2%

GOLD RANCH CASINO AND RV RESORT.    The Company acquired Gold Ranch in June 2002, as such, it is difficult to draw meaningful conclusions from prior year comparisons for revenues, expenses, and operating margins. Comparing one month to a full year is particularly difficult because of seasonality factors. In general, good weather means more travelers on Interstate-80 and higher revenues for the Gold Ranch. However, Gold Ranch and Reno area promotions and special events, the timing of holiday weekends, the size of the California lottery jackpot, and the price of gasoline can all significantly impact Gold Ranch customer counts. Total net revenues for Gold Ranch were $22.2 million for the year ended June 30, 2003, as compared with net revenues of $1.7 million in the one month of operation in the year ended June 30, 2002. The highest revenue component at the Gold Ranch Property is the high volume ARCO gas station and convenience store. The gas station and convenience store contributed $14.8 million to Gold Ranch’s net revenue for the year ended June 30, 2003, as compared to $1.1 million for the one month ended June 30, 2002. A change in the price of gasoline can greatly influence total revenues but have a minimal impact on profitability.

The next highest net revenue component, slot machines, accounted for $5.4 million of the total net revenues in the year ended June 30, 2003, as compared to $446,000 in the one month ended June 30, 2002. Beginning with the quarter ended September 30, 2002, the Company’s first full quarter of operation, slot machine volume, as measured by cash and coin dropped in slot machines was $28.5, $26.0, $24.6, and $25.6 million, sequentially by quarter, which approximates anticipated seasonality at the Verdi, Nevada property.

Operating costs for Gold Ranch for the year ended June 30, 2003, were $20.4 million, compared to $1.5 million for the one month ended June 30, 2002. Income from operations for the 2003 fiscal year was $1.8 million, which compares to the income from operations of $202,000 for the one month ended June 30, 2002.

The following table highlights our various sources of revenues and expenses as compared to the prior year for Gold Ranch (dollars in thousands)

	Year ended June 30, 2003	Year ended June 30, 2002
Gaming revenues	$5,713	$461
Gaming expenses	$2,065	$144
Expense margin	36.1%	31.1%

Lodging revenues	$362	$31
Lodging expenses	$163	$17
Expense margin	45.0%	55.4%

Food and beverage revenues	$1,633	$152
Food and beverage expenses	$1,001	$97
Expense margin	61.3%	63.6%

Fuel and convenience store revenues	$14,817	$1,070
Fuel and convenience store expenses	$14,045	$1,004
Expense margin	94.8%	93.8%

Maintenance and utilities	$693	$48
Percent of net revenues	3.1%	2.8%

General and Administrative	$2,029	$140
Percent of net revenues	9.0%	8.1%

CORPORATE COSTS.    Corporate costs, including public company reporting and related legal and accounting fees, were $324,000 in the year ended June 30, 2003. This was higher than the $227,000 of corporate costs in the year ended June 30, 2002, primarily due to incremental costs associated with the acquisition of Gold Ranch and to additional costs associated with new public company disclosure requirements.

INTEREST INCOME AND EXPENSE.    Effective June 1, 2002, the Company’s principal long term debt instrument was in the form of a revolving line of credit. Rather than draw interest income on its excess operating cash, the Company found it beneficial to reduce interest expense in fiscal 2003 by making voluntary principal payments to its line of credit. As a result, interest income decreased from $178,000 in fiscal 2002 to $8,000 in fiscal 2003. However, interest expense decreased from $1.6 million in the year ended June 30, 2002, to $1.2 million in the year ended June 30, 2002, despite the Company carrying a higher average debt load during fiscal 2003. The Company carried an average debt load of approximately $10.7 million in fiscal 2002. The balance of long term debt at the beginning of fiscal 2003 was $19.9 million, throughout the fiscal year the Company made principal payments of $6.5 million, and by June 30, 2003, the Company’s long-term debt balance was $13.4 million. The effective interest rate of the Company’s long term debt prior the June 1, 2002 Gold Ranch acquisition was 10.75%, and throughout fiscal 2003 it was approximately 7.2%.

INSURANCE SETTLEMENT/LAWSUIT.    In the year ended June 30, 2003, the Company incurred legal and settlement costs aggregating $547,000 in connection with the settlement of a personal injury claim. The Company from time-to-time incurs legal costs and settlements charges in its normal course of business, however the Company maintains general liability insurance to protect itself from costs exceeding the contracted deductible. This claim was insured, however, the insurance carrier, Legion Indemnity, is insolvent and not expected to make any payment to the Company. The Company is seeking recovery of its loss from the Company’s insurance broker. Any recovery will be realized and recorded when received. Other potential liabilities emulating from the same 2 year period the Company was insured by Legion Indemnity have been identified and the Company feels have been sufficiently reserved for. The statute of limitations has expired for additional claims arising out of this period.

GAIN (LOSS) ON DISPOSITION OF ASSETS/ PROJECT ABANDONMENT.    The Company had losses on early disposition of assets of $140,000 in the year ended June 30, 2003, compared with losses of $182,000 in the year ended June 30, 2002. Last year the Company’s losses on early disposition of assets were due to the completion of the hotel room remodel project. During the year ended June 30, 2003, losses primarily stemmed from the early disposition of slot machines and related hardware and software, and the write-down of a prospective new venture in Minden, Nevada, a project no longer actively being pursued.

GAIN ON SALE OF SUBSIDIARIES.    In December 1998, the Company closed an agreement selling all of its ownership interest in Patrician, GCI, and Artemis, which included a 100% ownership interest in the Copa Casino, for $8.5 million. The consideration for the sale consisted of $500,000 in cash and an $8.0 million note in favor of the Company. The note is non-interest bearing and originally required the Copa to pay monthly to the Company the greater of 2% of its gross gaming revenues, or $15,000, until the $8.0 million is satisfied. Effective July 2004, the amount the Copa must pay the Company increases to 4% of gross gaming revenues. Due to competitive, regulatory, environmental, financial, and other potential risks facing the current ownership of the Copa, the Company recognized only $2.2 million of the $8.0 million face value of the note to reflect an estimated allowance for uncollectability at the time the sales transaction was finalized and recorded. In January 2003, the original $2.2 million recorded by the Company was paid in full, and as of June 30, 2003, the Company has realized a gain on an additional $413,000 in payments received on the $5.8 million originally reserved note balance. The Copa ownership has upgraded the property extensively and the Company feels it has perfected a lien on the newly revitalized property. Based on the new terms and recent payments, it will take between 3-4 years to collect fully on the note, however, as of the date of this report, the Company continues to believe that the risks facing the current ownership of the Copa has not materially changed, and continues to record gains only as payments are received.

Comparison of fiscal 2002 to 2001

OVERVIEW    For the fiscal year ended June 30, 2002, operating revenues decreased from $35.8 million to $34.1 million. A decrease was anticipated as the Company and the Reno area weathered the one year, in the recurring three-year cycle, where a major tournament was not held at the National Bowling Stadium in Downtown Reno. Additionally, income from operations decreased from $2.9 million to $1.3 million. Net income decreased from $1.2 million to a net loss of $189,000. Ultimately, diluted earnings declined from $.26 per share to a loss of $.04 per share.

The prior fiscal year ended June 30, 2001, benefited greatly from the men’s American Bowling Congress (ABC) tournament. Both this tournament and the Women’s International Bowling (WIBC) tournament will continue to be held in Reno at least through the year 2010. The tournaments bring tens of thousands of bowlers and their guests into the Reno area from all over the U.S. and Canada during the traditionally slow season. Both tournaments start in mid-winter and last for nearly 5 months.

While the “non-bowling” fiscal year 2002 was expected and planned for, two major events which impacted the Reno tourism industry were not. The events of September 11 cancelled the very popular Reno National Air Race Championship and materially impacted other special events. Additionally, its effect on hotel occupancy was felt throughout the rest of fiscal 2002. Results could have been worse if the Company had not changed its marketing strategy and repositioned itself so that an increasing number of our guests are “drive-ups” from Northern California and local Reno residents. These revenue sources were least affected by the September 11 tragedy.

Further, the Company’s results, along with the Reno area in general, were negatively impacted by the soft economy in Northern California. The energy crisis, coupled with the technology slump, severely impacted the Northern California economy, which is the Company’s primary feeder market. The Company attempted to mitigate the impact of these events by aggressively marketing to “energy cost sensitive” Californians.

Finally, the Reno market was without the use of the Reno-Sparks convention center for most of the year. The convention center was undergoing a significant expansion to approximately 500,000 feet of meeting space. While the area is well maintained for long-term convention business expansion, the short-term loss of the convention center presented another significant challenge for the Company and Reno market as a whole.

REVENUES    Lodging revenues decreased to $8.0 million for the year ended June 30, 2002 from $9.1 million in the prior fiscal year. Hotel occupancy decreased to 80.2% from 85.9% for reasons previously discussed. The Company utilized the reduced occupancy levels to remodel nearly 300 rooms and has now remodeled virtually all of its 836 rooms during the last two fiscal years. The average daily rate (ADR), net of incidentals such as movie and telephone charges, decreased to $32.00 from $33.65 because competitors offered special hotel rates to attract reluctant travelers.

Gaming revenue decreased approximately $1 million to $21.2 million in the year ended June 30, 2002. However, casino revenue per occupied hotel room increased $2 to $85, as the Company relied more heavily on local casino patrons. Slot machine revenue for fiscal 2002 decreased $1.1 million to $15.1 million, however, slot revenue per occupied hotel room held steady at $62. Anticipating the reduced business volumes without bowlers in fiscal 2002, the Company implemented several capital improvements in its’ slot offering. Over 150 new slot machines were installed during the year revitalizing the products offered and enhancing the selection. Additionally, the Company installed International Game Technology’s latest slot ticketing system (EZ Pay Integrated Voucher System) and upgraded its’ player tracking system (Acres Gaming’s Advantage). EZ Pay is a coin-free slot machine which significantly reduces slot machine downtime and operating expenses. The Acres upgrade gives the Company the latest in database marketing and player bonusing.

In other gaming areas, comparisons of fiscal 2002 to 2001 were mixed. Bingo traffic is a critical component in the Company’s pursuit of local gaming patrons. Bingo revenue increased 61.6% to $790,000 in fiscal 2002. Table games revenue, however, decreased 13.7% to $3.9 million. This was anticipated as the men bowlers in fiscal 2001 helped drive table games revenue to record levels. Gold Ranch’s slot machines and lottery station contributed $461,000 to gaming revenues in fiscal 2002 during its one month of operation after acquisition.

Food and beverage revenues increased $259,000 to $5.62 million in fiscal 2002. Beverage revenue increased $860,000, even though volume decreased, as the interdepartmental pricing of complimentary beverages was increased to more closely align beverage complimentary pricing with the pricing of cash beverages. The effect of changing the interdepartmental pricing of complimentary beverages on net revenues is zero, as complimentary goods and services provided to guests are netted from gross revenues to arrive at net revenues. Additionally, Gold Ranch posted food and beverage revenues of $152,000 in its one month of operations under Company ownership skewing higher fiscal 2002 to 2001 revenue comparisons. On the other hand, the Palm Court restaurant had $543,000 in revenue before closing in fiscal 2001. The Palm Court closed in conjunction with the opening of the “Original Mel’s” diner, a third-party operated restaurant. Rental income from Mel’s diner is recorded in “Other” revenues. Revenues from various other food venues decreased a total of $210,000 in fiscal 2002, consistent with the lower hotel occupancy, and accounting for the balance of the change.

The Company now operates a high volume gas station and convenience store as part of the Gold Ranch acquisition. For the month of June 2002, the ARCO gas station and convenience store at Gold Ranch had revenues of $1.1 million.

The increase in promotional allowances (complimentary lodging, food, and beverage) of $908,000 resulted almost entirely from the change in the pricing of complimentary beverages mentioned in this discussion.

OPERATING EXPENSES    Gaming costs and expenses decreased $141,000 in fiscal 2002 to $10.2 million. Considering only the Sands Regency property, gaming costs and expenses decreased $285,000 as management reduced payroll commensurate with lower operating levels. Additionally, the Company further reduced costs by restructuring certain customer reward programs.

Lodging overhead decreased $456,000 to $4.0 million for fiscal 2002 due primarily to the lower hotel occupancy. Costs per occupied room decreased as well, from $16.86 in fiscal 2001 to $16.20 in fiscal 2002. The decreased cost per occupied room was primarily due to significant cost savings realized following the acquisition of several pieces of new or refurbished laundry equipment.

Maintenance and utility costs increased $200,000 to $3.5 million for fiscal 2002, from $3.3 million in the prior year. Increased utility costs accounted for all of the change, as both the price per kilowatt and price per thermal unit increased substantially. In fiscal 2002, the Company began installing energy saving lighting fixtures to keep overall costs low and to reduce exposure to future rate increases.

General and administrative expenses remained relatively stable with a $100,000 increase to $7.0 million in fiscal 2002 from $6.9 million in the prior year. Marketing expenses increased $221,000 due mainly to intensified competition for both northern California and local area customers. The expense associated with bonuses paid decreased $380,000 as management bonuses were nearly eliminated in fiscal 2002. The management bonus program ties directly to the Company’s results as measured against the budget. Fiscal 2001 exceeded management’s expectations, but external events during fiscal 2002 did not allow the Company to meet its goals.

OTHER INCOME/EXPENSE    Interest and other income decreased by $248,000 in fiscal 2002 to $178,000, as the interest rate of return on the Company’s cash balances fell to multi-year lows. In fiscal 2002, the Company chose not to put its cash balances at risk, thus it experienced modest, but positive returns. Interest expense increased materially from $1.1 million to $1.6 million as the Company expensed $302,000 of unamortized deferred loan fees from the $10 million in long-term debt that was refinanced.

Seasonality

As is true for other hotel/casinos in the Reno area, demand for the Company’s facilities declines in the winter. Due to lower room rates and a lower level of gaming play per occupied room, operating margins and, to a lesser extent, revenues are lower during our second and third fiscal quarters. To attempt to counter this seasonality, the Company has pursued local gaming business which is not subject to as great a decline in winter months as the tourism business. Management anticipates that the trend of experiencing lower operating margins in the second and third quarters of each fiscal year will continue.

Capital resources and liquidity

The Company’s working capital decreased from $3.2 million at June 30, 2002 to $1.6 million at June 30, 2003. The Company’s cash and cash equivalents decreased from $5.6 million at June 30, 2002 to $4.0 million at June 30, 2003, as the Company used cash reserves to reduce its line of credit during the year by $6.4 million. As of June 30, 2003, the Company had an unused credit line under its reducing revolving credit facility of $6.7 million.

Net cash provided by operating activities for the years ended June 30, 2003, 2002, and 2001 was $7.1 million, $2.2 million, and $4.6 million, respectively. A greater net income and timing of the payment of payroll and other payables were the major factors that contributed to the increased cash provided from operating activities during fiscal 2003. During all 3 fiscal years presented, net cash provided by operating activities were sufficient to fund the day-to-day operating expenses of the Company.

Net cash used in investing activities for the years ended June 30, 2003, 2002, and 2001 was $2.4 million, $16.1 million, and $3.4 million, respectively. Major expenditures in the year ended June 30, 2003 included the acquisition of $1.3 million in slot machines and related products. The major expenditure in the fiscal year ended June 30, 2002 was $13.5 million associated with the acquisition of Gold Ranch.

Net provided by (used in) financing activities for the years ended June 30, 2003, 2002, and 2001 was ($6.4) million, $9.4 million, and ($238,000), respectively. The Company steadily paid its long-term debt down in fiscal 2003, after taking on more debt in fiscal 2002, as part of the Gold Ranch acquisition.

At June 30, 2003, the Company believes that its cash funds, cash generated from operations, and available borrowing capacity will be sufficient to fund its operations, meet current debt obligations, and fulfill its capital expenditure obligations; however, the Company’s operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing or delaying planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of June 30, 2003. Other than those identified as item (1) and (2) below, the Company has no off-balance sheet obligations.

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long term debt	$13,426,314	$806,274	$1,612,845	$2,558,115	$8,449,080
Operating leases (1)	5,127,084	575,000	1,150,000	1,150,000	2,252,084
Other (2)	1,811,109	203,115	406,230	406,230	795,534

	$20,364,507	$1,584,389	$3,169,075	$4,114,345	$11,496,698

(1)	Represents contractual lease obligations on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without significant expansion of the gaming facilities.
(2)	Represents management fees due in connection with the R.V. Park at Gold Ranch. The table reflects a 20% increase that became effective on June 1, 2003, in accordance with the management agreement. Additionally, future amounts payable are subject to adjustment based on changes in interest rates.

The Company is party to various legal actions, proceedings and pending claims arising in the normal conduct of business. Management believes that the final outcomes of these matters will not have a material adverse effect upon the Company’s financial position and results of operations.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the SEC.:

•	the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular;

•	our ability to timely and cost effectively integrate into our operations the companies and assets that we acquire;

•	access to available and feasible financing;

•	changes in laws or regulations, third party relations and approvals, and decisions of courts, regulators and governmental bodies; including judicial actions, gaming legislative action, referenda and taxation;

•	abnormal gaming holds;

•	seasonal fluctuations in the Northern Nevada gaming business,

•	the effects of terrorist attacks or war may have on the gaming industry; and

•	the effects of competition, including locations of competitors and operating and market competition.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Other factors affecting current and future results

NATIVE AMERICAN GAMING.    The expansion of Native American casinos in California, Oregon, and Washington continues to have an impact on casino revenues in Nevada in general, and some analysts have predicted the impact will be significant on the Reno-Tahoe market. Thunder Valley Casino, a large new Native American casino operated by Station Casinos, Inc., opened June 9, 2003, 110 miles west of Reno in Rocklin, California. The impact to the Company of this Native American casino and others is difficult to predict. A significant portion of the Company’s customer base is made up of Reno area residents. However, if other Reno area casinos lose business due to competition from Native American casinos, they may intensify their marketing efforts to Reno area residents as well.

DOWNTOWN RENO RAILROAD TRENCH.    Work has begun on a project to build a trench through downtown Reno for the purpose of constructing a below grade rail transport corridor. Known as ReTRAC (Reno Transportation Railroad Access Corridor) the project is anticipated to take between 3-4 years to be completed. Currently, Union Pacific’s railroad tracks dissect downtown Reno, as well as the Sands Regency’s parking facilities. ReTRAC has temporarily taken nearly 300 of the Sands parking spaces to build an interim railroad track known as the “shoo-fly”. The Company has also been informed a small number of parking spaces and Sands’ pedestrian overpass structure will be permanently lost.

The law requires that the Sands be given alternate parking or compensation for spaces and structures permanently or temporarily lost due to the project. In July 2003, the Sands received compensation amounting to approximately $583,000 for its contribution to the project. The Company feels it may not have been compensated fully, and has given up none of its rights for recourse. Negotiations are continuing for a replacement bridge and additional parking, and as of the date of this report, the Company is carefully monitoring the situation, and analyzing and reviewing its alternatives.

The effect of trench construction on downtown Reno’s business levels, and specifically the business levels of the Sands, is hard to quantify, as any potential downside due to customer inconvenience could be somewhat offset by opportunities, such as the effect this major construction project will have on the Reno area economy. In light of these uncertainties, the Company feels no assurance can be given that this project will not have an adverse material impact on the business levels of its downtown Reno property.

Recent Issued Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others. FIN 45 expands the information disclosures required by guarantors obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. We adopted the disclosure requirements of FIN 45 for the year ending December 31, 2002. We will apply the liability recognition requirements to all guarantees issued or modified after December 31, 2002. The adoption of these requirements did not have a material impact on our results of operations or financial position.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual and interim disclosure requirements of SFAS No. 148 and it did not have a material impact on the consolidated financial statements.

In April 2003, the FASB issued SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends SFAS 133, “Accounting for Derivative and Instruments and Hedging Activities,” and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and or hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s long-term debt is variable relative to changes in interest rates. Specifically, the interest rate of the Company’s primary debt, a reducing, revolving credit facility through Nevada State Bank, is currently fixed at 7.17% per annum. However, effective June 1, 2007, the interest rate will be adjusted to a new five-year fixed rate of 2.40% plus the five-year U.S. Dollar Swap Market rate. At the time of this rate adjustment, the maximum principal balance of this obligation will be $8.5 million. Accordingly, each 1% rate adjustment at that time will have a maximum impact to the Company of $85,000 per year.

Additionally, the interest rate of the Company’s subordinated debt, which has a principal balance of $4.8 million at June 30, 2003, varies directly with a change in the Prime index. A full percentage point change in the Prime index will have a maximum yearly financial impact of less than $49,000, declining as principal is paid down. This subordinated debt is limited to a maximum increase or decrease in the interest rate of 1% per year, and a maximum fluctuation of 3% over the term of the note.

Finally, terms of the Company’s RV park management agreement with PGE, referenced as (2) in the Commitments and Contingencies section of this Report, state that the Company pay monthly an amount equal to PGE’s debt service on the underlying RV park note, which varies directly with changes in the Prime index. On June 1, 2003, this management fee increased to 120% of that monthly debt service for the remaining life of the agreement. The financial impact to the Company of a full one percent increase in the Prime index is less than $25,000 per year.

The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

THE SANDS REGENT

INDEPENDENT AUDITORS’ REPORT

The Sands Regent:

We have audited the accompanying consolidated balance sheets of The Sands Regent and subsidiaries (the “Company”) as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Sands Regent as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

Reno, Nevada

August 22, 2003

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE SANDS REGENT

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2002
Cash and cash equivalents	$3,965,293	$5,627,964
Short-term investments	—	20,000
Accounts receivable, net of allowance of $61,000 and $29,000	675,217	517,404
Note receivable, sale of subsidiaries	—	180,000
Inventories	637,012	715,785
Federal income tax refund receivable	611,224	369,034
Prepaid expenses and other assets	1,246,567	1,252,532

Total current assets	7,135,313	8,682,719

Property and equipment
Land	8,505,937	8,505,937
Buildings and improvements	40,998,942	40,147,697
Equipment, furniture and fixtures	20,569,009	20,344,954
Construction in progress	157,110	346,247

	70,230,998	69,344,835
Less accumulated depreciation and amortization	34,699,973	31,811,243

Property and equipment, net	35,531,025	37,533,592

Note receivable, sale of subsidiaries, net	—	143,975
Goodwill	11,018,257	10,950,453
Other intangibles	1,356,400	1,356,400
Other	405,434	476,954

Total other assets	12,780,091	12,927,782

Total assets	$55,446,429	$59,144,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,668,863	$3,154,003
Accrued salaries, wages and benefits	1,612,741	996,642
Other accrued expenses	254,639	240,762
Deferred federal income tax liability	206,470	222,132
Current maturities of long-term debt	806,274	849,301

Total current liabilities	5,548,987	5,462,840
Long-term debt	12,620,040	19,026,325
Deferred federal income tax liability	1,746,520	1,046,612

Total liabilities	19,915,547	25,535,777

Common stock, $.10 par value, 20,000,000 shares authorized, 7,357,055 and 7,325,805 shares issued	735,705	732,580
Additional paid-in capital	13,966,949	13,915,901
Retained earnings	43,186,690	41,318,297

	57,889,344	55,966,778
Treasury stock, at cost; 2,403,000 shares	(22,358,462)	(22,358,462)

Total stockholders’ equity	35,530,882	33,608,316

Total liabilities and stockholders’ equity	$55,446,429	$59,144,093

See notes to consolidated financial statements.

THE SANDS REGENT

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2003	2002	2001
REVENUES
Gaming	$27,184,335	$21,173,695	$22,218,940
Lodging	8,877,706	8,040,613	9,073,917
Food and beverage	6,794,931	5,615,082	5,356,210
Fuel and convenience store	14,817,068	1,070,216	—
Other	1,639,794	1,390,847	1,429,436

	59,313,834	37,290,453	38,078,503
Less promotional allowances	3,653,113	3,223,035	2,315,267

Net revenues	55,660,721	34,067,418	35,763,236

OPERATING EXPENSES
Gaming	11,780,343	10,247,630	10,388,503
Lodging	4,146,725	3,963,137	4,419,393
Food and beverage	4,065,562	3,361,819	4,226,147
Fuel and convenience store	14,045,138	1,003,910	—
Other	582,306	578,107	583,037
Maintenance and utilities	4,200,830	3,500,974	3,302,847
General and administrative	9,017,597	7,033,050	6,924,116
Depreciation and amortization	3,529,802	3,110,538	2,972,763

	51,368,303	32,799,165	32,816,806

INCOME FROM OPERATIONS	4,292,418	1,268,253	2,946,430

OTHER INCOME / EXPENSE
Interest and other income	8,205	178,470	426,827
Interest and other expense	(1,215,971)	(1,585,412)	(1,154,975)
Non-recurring insurance lawsuit settlement	(547,205)	—	—
Loss on disposal of property and equipment, and abandonment of new project	(140,019)	(182,127)	(391,190)
Gain on sale of subsidiaries	413,021	—	—

	(1,481,969)	(1,589,069)	(1,119,338)

NET INCOME (LOSS) BEFORE INCOME TAXES	2,810,449	(320,816)	1,827,092
INCOME TAX (PROVISION) BENEFIT	(942,056)	132,188	(594,783)

NET INCOME (LOSS)	$1,868,393	$(188,628)	$1,232,309

NET INCOME (LOSS) PER SHARE
BASIC	$0.38	$(0.04)	$0.27
DILUTED	$0.36	$(0.04)	$0.26

WEIGHTED AVERAGE OF SHARES OUTSTANDING
BASIC	4,930,713	4,558,907	4,500,614
DILUTED	5,196,478	4,558,907	4,751,774

See notes to consolidated financial statements.

THE SANDS REGENT

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 30, 2003, 2002, 2001

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balances, June 30, 2000	6,900,722	$690,072	$12,730,547	$40,274,616	2,403,000	$(22,358,462)	$31,336,773

Net income				1,232,309			1,232,309
Issuance of company common stock and stock options exercised	28,000	2,800	46,845				49,645

Balances, June 30, 2001	6,928,722	692,872	12,777,392	41,506,925	2,403,000	(22,358,462)	32,618,727

Net loss				(188,628)			(188,628)
Issuance of company common stock and stock options exercised	20,000	2,000	34,240				36,240
Issuance of company common stock in purchase transaction	377,083	37,708	1,104,269				1,141,977

Balances, June 30, 2002	7,325,805	732,580	13,915,901	41,318,297	2,403,000	(22,358,462)	33,608,316

Net income				1,868,393			1,868,393
Issuance of company common stock and stock options exercised	31,250	3,125	51,048				54,173

Balances, June 30, 2003	7,357,055	$735,705	$13,966,949	$43,186,690	2,403,000	$(22,358,462)	$35,530,882

See notes to consolidated financial statements.

THE SANDS REGENT

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2003	2002	2001
Operating Activities
Net income (loss)	$1,868,393	$(188,628)	$1,232,309
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,529,802	3,110,538	2,972,763
Loss on disposal of property and equipment	81,220	182,127	391,190
(Increase) decrease in accounts receivable	(157,813)	100,709	(43,094)
(Increase) decrease in inventories	78,773	75,357	(13,314)
(Increase) decrease in prepaid expenses and other current assets	5,965	(147,240)	(26,772)
Decrease in other assets	3,716	299,925	31,957
Increase (decrease) in accounts payable	613,320	(402,850)	52,794
Increase (decrease) in accrued salaries, wages, and benefits	616,099	(628,803)	43,354
Increase in other accrued expenses	13,877	48,286	1,702
Change in federal income taxes payable/receivable	(242,190)	(361,558)	(241,803)
Change in deferred federal income taxes	684,246	69,370	159,086

Net cash provided by operating activities (net of effect of the acquisition of subsidiaries)	7,095,408	2,157,233	4,560,172

Investing Activities
Purchase of short-term investments	—	(10,000)	(200,000)
Sales and maturities of short-term investments	20,000	—	943,201
Payments received on notes receivable	323,975	525,202	538,716
Net cash paid for wholly owned subsidiaries	—	(13,510,115)	—
Acquisitions of property and equipment	(1,652,955)	(3,043,925)	(4,256,493)
Payment for prior year purchases of property and equipment	(1,098,461)	(185,657)	(411,405)
Proceeds from sale of assets	44,500	111,938	27,655

Net cash used in investing activities	(2,362,941)	(16,112,557)	(3,358,326)

Financing Activities
Issuance of long-term debt	—	22,662,071	—
Payment of costs relative to issuance of long-term debt	—	(283,507)	—
Payments on long-term debt	(6,449,311)	(12,981,770)	(287,724)
Issuance of Company common stock	54,173	36,240	49,645

Net cash provided by (used in) financing activities	(6,395,138)	9,433,034	(238,079)

Increase (decrease) in cash and cash equivalents	(1,662,671)	(4,522,290)	963,767
Cash and cash equivalents, beginning of year	5,627,964	10,150,254	9,186,487

Cash and cash equivalents, end of year	$3,965,293	$5,627,964	$10,150,254

Supplemental cash flow information:
Property and equipment acquired by long term debt	$—	$14,687	$—
Property and equipment acquired by accounts payable	$181,006	$1,098,461	$185,657
Issuance of common stock to acquire subsidiaries	$—	$1,141,977	$—
Interest paid, net of amount capitalized	$1,215,970	$1,550,379	$1,139,975
Federal income taxes paid	$750,000	$160,000	$677,500

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Principles of consolidation, basis of presentation, and significant accounting policies

The accompanying Consolidated Financial Statements include the accounts of The Sands Regent (the “Company”) and its wholly-owned subsidiaries: Zante, Inc. (“Zante”), a Nevada corporation, and Last Chance, Inc. (“Last Chance”), a Nevada corporation. Zante owns and operates The Sands Regency Casino/Hotel (“Sands Regency”) in downtown Reno, Nevada. Last Chance owns and operates the Gold Ranch Casino and R.V. Resort in Verdi, Nevada, and California Prospectors, Ltd. (“California Prospectors”), a Nevada limited liability company, which operates a California Lottery station. Together, Last Chance and California Prospectors are presented as (“Gold Ranch”). Gold Ranch’s financial results for the one month ended June 30, 2002 are consolidated into the fiscal year ended June 30, 2002, whereas a full fiscal year of results are consolidated into the year ended June 30, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

Because year-to-year comparisons are affected by the Gold Ranch acquisition, the following is pro-forma financial information that is presented as if the acquisition had been effective at the beginning of fiscal 2002. (dollars in thousands):

	Years ended June 30,
	2003	2002
Net revenues as reported	55,661	34,067
Proforma net revenues	55,661	54,346

Net income (loss) as reported	1,868	(189)
Gold Ranch proforma net income	—	558
Increase in unallocated corporate costs	—	(68)
Proforma net income	1,868	301

Proforma earnings per share
Basic	0.38	(0.04)
Diluted	0.36	0.06

This proforma consolidated financial information is unaudited. In the opinion of management, all adjustments and normally recurring accruals necessary to present fairly the financial condition of the Company as of June 30, 2003, and 2002, have been included.

(b)    Nature of operations

The Company owns and operates The Sands Regency Casino/Hotel in Reno, Nevada; and on June 1, 2002, the Company acquired the Gold Ranch Casino and RV Resort on Interstate 80, 12 miles west of Reno, in Verdi, Nevada. As part of the Gold Ranch acquisition, the Company added additional gaming, and gaming support facilities, including food and beverage venues, a California Lottery station, a recently opened 105 space R.V. Park, and a high volume gas station and convenience store. The Gold Ranch property is presented as a separate industry segment under Note 11—Business Segments. The Company also owns and operates a small slot route service with various locations in the general Reno area. The results for slot route operations are consolidated into The Sands Regency.

Gaming operations are subject to extensive regulation by the authorities in Nevada. Additionally, the State of California regulates the lottery operations at the Gold Ranch property. Management believes that the Company’s procedures for supervising gaming operations and recording casino and other revenues comply in all material respects with the applicable regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)    Operating revenues

Casino operations represents the net win from gaming activities, which is the difference between gaming wins and losses. The majority of our casino revenue is counted in the form of cash, chips, and tokens and therefore is not subject to any significant or complex estimation procedures. Revenues include the estimated retail value of rooms, food and beverage, other goods and services provided to customers on a complimentary basis. These amounts are then deducted as promotional allowances to arrive at net revenues. The estimated costs and expenses of providing these promotional allowances were charged to the gaming department as follows:

	Fiscal year ended June 30,
	2003	2002	2001
Lodging	$539,346	$443,542	$432,056
Food and beverage	1,582,096	1,464,469	1,422,028
Other	9,192	22,243	41,136

	$2,130,634	$1,930,254	$1,895,220

Other operating revenue is comprised of casino/hotel ancillary services. Related expenses are included in other operating expenses. The revenues and operating expenses for the gas station and convenience store at Gold Ranch have a separate category—Fuel and convenience store—in both revenues and operating expenses. Fuel revenue related to the convenience store is characterized by low gross profit margins relative to other profit centers, but high dollar volumes.

(d)    Cash and cash equivalents

Cash equivalents include all short-term investments with an original maturity of three months or less. Such investments, carried at cost which approximates market, are readily marketable with no significant investment in any individual issuer.

(e)    Short-term investments

The Company accounts for its short-term investments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115—“Accounting for Certain Investments in Debt and Equity Securities”.

(f)    Inventories

Inventories consist primarily of food, beverage, gasoline and operating supplies and are stated at the lower of cost (determined on an average cost basis) or market.

(g)    Property and equipment

Property and equipment are stated at cost. Depreciation and amortization is computed primarily by the straight-line method over the estimated useful lives of the assets. These lives range between 5 to 35 years for buildings and improvements and 3 to 20 years for equipment, furniture, and fixtures. Assets sold or otherwise disposed of are removed from the property accounts and the resulting gains or losses are included in income.

(h)    Capital interest

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on the amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest during the years ended June 30, 2003, 2002, and 2001 was $0, $66,000, and $83,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i)    Debt issuance costs

Debt issuance costs incurred in the connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the debt instrument. Debt issuance costs are accrued in other assets on the balance sheet.

(j)    Goodwill and other intangible assets

Intangible assets, which consists of trademarks, trade names, customer database, grandfathered gaming location, and goodwill, represent the excess of the total acquisition costs over the fair market value of net tangible assets acquired in a business combination. Goodwill and other intangibles will be reviewed annually for impairment and if necessary, an impairment loss will be recorded.

(k)    Impairment of long-lived assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of assets may not be recoverable. The Company does not believe that any events or circumstances have occurred that would require the realization or recognition of an impairment in the three fiscal years ended June 30, 2003.

(l)    Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments. The Company maintains cash in bank accounts with balances, at times, in excess of federally insured limits. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and short term investments.

(m)    Income taxes

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109—“Accounting for Income Taxes”. In accordance with SFAS No. 109, the asset and liability method of accounting for income taxes is utilized whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has a March 31 tax year-end.

(n)    Fair value of financial instruments

The Company calculates the fair value of financial instruments and includes this additional information in the Company’s Notes to Consolidated Financial Statements when the fair value is different than the book value of those financial instruments. When fair value is equal to book value, no additional disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved. It is estimated that the carrying amounts of the Company’s financial instruments approximate fair value at June 30, 2003.

(o)    Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p)    Reclassifications

Reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

(q)    Recent Pronouncements of the Financial Accounting Standards Board (“FASB”) and other authoritative accounting pronouncements

In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others. FIN 45 expands the information disclosures required by guarantors obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. We adopted the disclosure requirements of FIN 45 for the year ending December 31, 2002. We will apply the liability recognition requirements to all guarantees issued or modified after December 31, 2002. The adoption of these requirements did not have a material impact on our results of operations or financial position.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual and interim disclosure requirements of SFAS No. 148 and it did not have a material impact on the consolidated financial statements.

In April 2003, the FASB issued SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends SFAS 133, “Accounting for Derivative and Instruments and Hedging Activities,” and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and or hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material effect on our results of operations or financial position.

NOTE 2—GOLD RANCH ACQUISITION AND CONTINGENT PURCHASE OPTION

On June 1, 2002, Last Chance completed the acquisition of certain assets (the “Acquired Assets”) of Prospector Gaming Enterprises, Inc., a Nevada corporation (“PGE”), pursuant to an Asset Purchase Agreement, dated as of December 27, 2001 (the “Purchase Agreement”). Further, the PGE’s member interest in California Prospectors was also acquired by Last Chance pursuant to a Member’s Interest Purchase and Sales Agreement with PGE, dated as of December 27, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price for the Acquired Assets and PGE’s member interest in California Prospectors consisted of $2.6 million in cash, 377,083 shares of common stock of the Company, $5.6 million of assumed debt, which was refinanced, and a promissory note in the amount of $5.6 million made by Last Chance in favor of PGE. The final purchase price was calculated based on EBITDA (earnings before interest, taxes, depreciation and amortization) for the Gold Ranch Casino and RV Resort for the twelve months preceding the closing date of the acquisition. The cash paid in connection with the transaction came from invested cash of the Company in the amount of $2.6 million, and borrowings by the Company under a 10-year revolving loan with the Reno Corporate Lending Division of Nevada State Bank.

Allocation of purchase price

The following condensed balance sheet, as of June 1, 2002 (the date of acquisition) discloses the allocation of the purchase price paid to each major asset acquired and major liability assumed:

Current assets	$1,488,639
Property, plant, and equipment, net	2,573,030
Intangible assets	1,356,400
Goodwill	10,950,453
Other	253,193

Total assets acquired	$16,621,715

Current liabilities	$577,361
Long-term debt	11,860,144

Total liabilities assumed	12,437,505

Net assets acquired	$4,184,210

Purchase options

Also on December 27, 2001, in connection with the Purchase Agreement, Last Chance entered into (i) a Gold Ranch Casino Lease (the “Casino Lease”) with PGE and Target Investments, LLC, a Nevada limited liability company (“Target”) whereby PGE and Target leased the real property on which the Gold Ranch Casino is located, and certain other real estate to Last Chance, (ii) an Option to Purchase the Gold Ranch Casino Property (the “Casino Option”) with PGE and Target whereby PGE and Target granted an option to Last Chance to purchase the real property on which the Gold Ranch Casino is located, the Gold Ranch premises, California lottery station and the real estate on which it is located, and certain other real property interests in the California lottery station business to Last Chance, (iii) an Option to Purchase All Assets of Gold Ranch RV Resort business and Right of First Refusal (the “RV Asset Option”) with Gold Ranch RV Resort, LLC (“Gold Ranch LLC”) whereby Gold Ranch LLC granted an option to Last Chance to purchase the assets of the Gold Ranch RV Resort, (iv) a Gold Ranch RV Resort Management Agreement (the “Management Agreement”) with Gold Ranch LLC whereby Gold Ranch LLC engaged Last Chance to manage and operate the day-to-day business of the Gold Ranch RV Resort, and (v) an Option to Purchase the RV Park Property and Right of First Refusal (the “RV Property Option”) with PGE whereby PGE granted Last Chance an option to purchase the real property on which the Gold Ranch RV park is located. The Casino Lease, the Casino Option, the Member’s Interest Agreement, the RV Asset Option, the Management Agreement, and the RV Property Option are referred to collectively as the “Other Agreements”.

There are no contingent payments associated with this acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INTANGIBLE ASSETS

The following intangible assets were identified and allocated a portion of the purchase consideration in conjunction with the June 1, 2002 acquisition of Gold Ranch Casino and RV Resort:

	as of June 30,
Class	2003	2002
Goodwill	$11,018,257	$10,950,453
Grandfathered gaming location	861,400	861,400
Trademark	485,000	485,000
Other	10,000	10,000

	$12,374,657	$12,306,853

A purchase price adjustment was made in the quarter ended September 30, 2002, as per the terms of the purchase agreement, and resulted in an adjustment to goodwill. Accordingly, the carrying value as of June 30, 2003, is the original cost plus the $67,000 goodwill adjustment. The Company has determined that each of intangible components have indefinite lives. In accordance the provisions of SFAS 142, intangible assets with indefinite lives are not subject to periodic amortization expense. They are, however, subject to ongoing impairment evaluation, and would be written down during the period in which the impairment becomes evident.

NOTE 4—NOTE RECEIVABLE, SALE OF SUBSIDIARIES

In December 1998, the Company closed an agreement selling all of its ownership interest in Patrician, GCI, and Artemis, which included a 100% ownership interest in the Copa Casino, for $8.5 million. The consideration for the sale consisted of $500,000 in cash and an $8.0 million note in favor of the Company. The note is non-interest bearing and originally required the Copa to pay monthly to the Company the greater of 2% of its gross gaming revenues, or $15,000, until the $8.0 million is satisfied. Effective July 2004, the amount the Copa must pay the Company increases to 4% of gross gaming revenues. Due to competitive, regulatory, environmental, financial, and other potential risks facing the current ownership of the Copa, the Company recognized only $2.2 million of the $8.0 million face value of the note to reflect an estimated allowance for uncollectability at the time the sales transaction was finalized and recorded. In January 2003, the original $2.2 million recorded by the Company was paid in full, and as of June 30, 2003, the Company has realized a gain on an additional $413,000 in payments received on the $5.8 million originally reserved note balance. The Copa ownership has upgraded the property extensively and the Company feels it has perfected a lien on the newly revitalized property. Based on the new terms and recent payments, it will take between 3-4 years to collect fully on the note, however, as of the date of this report, the Company continues to believe that the risks facing the current ownership of the Copa has not materially changed, and continues to record gains only as payments are received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LONG-TERM DEBT

	June 30,
	2003	2002
Amounts outstanding under a Nevada State Bank, 10 year, $17,000,000 reducing revolving credit facility, collateralized by substantially all property and equipment of Zante, Inc. and furniture, fixtures, and equipment of Last Chance, Inc. The note has a fixed interest rate at 7.17% for five years through 6/1/07. The rate shall be adjusted on 6/1/07 to a new five year fixed rate at 2.40% plus the five year U.S. Dollar Swap Market rate. The loan matures on June 5, 2012 with interest and unpaid principal amounts due and payable.	$8,600,000	$14,200,000

Amounts outstanding under a subordinated note payable to Prospector Gaming Enterprises, Inc. in the amount of $5,618,734; collateralized by a secondary lien on furniture, fixtures, and equipment. At June 30, 2003, the variable interest rate was 6.75% based on the Prime index, plus 2.5%. This note has a seven year straight-line amortization and matures on June 1, 2007 when the balance of all unpaid principal is due and payable. A portion ($157,000) of this note was assigned by PGE to a current officer of the Company and former shareholder of PGE.	4,816,059	5,618,734

Other—Insurance related contract and small equipment financing agreement	10,255	56,892

	13,426,314	19,875,626

Less current maturities	806,274	849,301

Long-term portion	$12,620,040	$19,026,325

The bank term loan, a revolving line of credit entered into in May 2002, requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and a minimum tangible net worth be maintained. The Company believes that it is in compliance with the covenants, requirements and restrictions at June 30, 2003.

Long-term debt at June 30, 2003 is payable as follows:

Year ending June 30,	Amount
2003	$806,274
2004	806,274
2005	806,572
2006	805,438
2007	1,752,676
thereafter	8,449,080

Total	$13,426,314

NOTE 6—STOCKHOLDERS EQUITY

As of June 30, 2003 and 2002, the Company has authorized 5,000,000, $.10 par value preferred shares of which none were issued and outstanding.

NOTE 7—STOCK OPTION AND STOCK INCENTIVE PLANS

The Company’s second amended and restated stock option plan provides for the granting of incentive stock options, as well as non-qualified stock options, to executives and key employees. The plan also provides for the granting of non-qualified stock options to independent (non-employee) directors. With respect to grants of stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options to independent directors, the stock option plan provides for the automatic grant of options to purchase 7,500 shares to an independent director on each annual meeting date that such director continues to serve. Further, the Board of Directors may grant an option to purchase up to 25,000 shares upon the appointment of a new independent director. The plan presently permits for the granting of options covering a maximum of 1,100,000 shares of the Company’s common stock. The Company has reserved shares to cover these requirements. The plan will continue until the year 2010, unless terminated earlier. Under the plan, the per share exercise price of an option cannot be less than 100% of the fair market value of the shares at date of grant or 110% of the fair market value in the case of incentive stock options granted to stockholders owning more than 10% of the outstanding common shares. The options generally vest 25% to 50% each year after grant for employees and vest in full in one year for grants to independent directors.

The following table summarizes activity of the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price
Options Outstanding

Outstanding, June 30, 2000	601,000	$1.59
Options granted	72,500	1.79
Options exercised	(28,000)	1.77
Options cancelled	(31,000)	1.66

Outstanding, June 30, 2001	614,500	1.60
Options granted	82,500	2.86
Options exercised	(20,000)	1.81
Options cancelled	(1,000)	1.81

Outstanding, June 30, 2002	676,000	1.75
Options granted	90,000	3.11
Options exercised	(31,250)	1.73
Options cancelled	(3,750)	1.73

Outstanding, June 30, 2003	731,000	$1.92

Options Exercisable
At June 30, 2001	463,500	$1.57
At June 30, 2002	541,500	1.61
At June 30, 2003	590,250	1.65

At June 30, 2003, options to purchase 143,614 shares were available for grant under the stock option plan.

The following table sets forth certain information with respect to stock option grants outstanding at June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .88 to $1.69	219,000	5.9	$1.08	219,000	$1.11
$1.81 to $3.00	512,000	6.3	1.96	371,250	1.91

$ .88 to $3.00	731,000	6.2	$1.92	590,250	$1.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for its stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plan. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148—“Accounting for Stock-based Compensation—Transition and Disclosure”, using the Black-Scholes option pricing model with management’s assumptions disclosed, net income and income per share would have been changed to the pro forma amounts indicated below:

	as of June 30,
	2003	2002	2001
Net income (loss) as reported	$1,868,393	$(188,628)	$1,232,309
Total stock-based employee compensation expense under the fair-value based method for awards net of related income tax effects	(68,053)	(43,269)	(54,021)

Proforma net income (loss)	$1,800,340	$(231,897)	$1,178,288

Basic earnings (loss) per share:
As reported	$0.38	(0.04)	$0.27
Pro forma	0.37	(0.05)	0.26

Diluted earnings (loss) per share:
As reported	$0.36	(0.04)	$0.26
Pro forma	0.35	(0.05)	0.25

Weighted average assumptions:
Expected stock price volatility	100.0%	100.0%	120.0%
Risk-free interest rate	2.8%	2.9%	6.2%
Expected option lives	2.5 years	2.6 years	2.2 years
Estimated fair value of options granted	$1.75	$1.66	$1.10

NOTE 8—FEDERAL INCOME TAXES

The Company’s income tax (provision) benefit consists of the following:

	2003	2002	2001
Current	$(257,810)	$201,558	$(435,697)
Deferred	(684,246)	(69,370)	(159,086)

	$(942,056)	$132,188	$(594,783)

The Company’s effective tax rate differs from the federal statutory rate as follows:

	2003	2002	2001
Federal statutory tax rate	35.0%	-35.0%	35.0%
Surtax exemption	-1.0%	1.0%	-1.0%
General business credits	-0.5%	-7.8%	-1.3%
Other	0.0%	0.6%	-0.1%

	33.5%	-41.2%	32.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s net deferred federal income tax liability are as follows at June 30:

	2003	2002
Deferred tax assets:
Alternative minimum tax credit	$—	$546,727
Accrued expenses	87,994	89,912
Deferred gain	269,667	410,094
Other	9,902	13,573

	367,563	1,060,306

Deferred tax liabilities:
Intangibles	(303,866)	(23,246)
Property and equipment	(1,701,626)	(1,980,186)
Prepaid expenses	(315,061)	(325,618)

	(2,320,553)	(2,329,050)

Net deferred federal income tax liability	$(1,952,990)	$(1,268,744)

In December 1998 the Company sold all of its ownership interest in Patrician, GCI, and Artemis and recognized a tax gain of $1,206,159. For financial statement purposes the Company reported the transaction under the cost recovery method of accounting which defers recognition of the gain until basis is recovered. Accordingly, the Company recorded a deferred tax asset of $410,094 for the transaction.

The unrecorded note receivable discussed in note 4 gives rise to additional, unrecognized deferred tax assets of $1,972,000 based on the uncertainty of receiving future payments. As the Company receives future payments under the terms of sale, the Company will first utilize its recognized deferred tax assets, and then the Company will utilize its unrecognized deferred tax assets which will have the effect of reducing the Company’s effective income tax rate.

NOTE 9—EARNINGS PER SHARE

Earnings Per Share are calculated in accordance with SFAS No. 128—“Earnings Per Share”. SFAS 128 provides for the reporting of “basic”, or undiluted earnings per share, and “diluted” earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the addition of potentially dilutive securities which, for the Company, consist solely of stock options. Dilution is determined based upon the assumption that options issued pursuant to the Company’s stock option plans (see Note 7) are exercised and repurchased at the average price for the periods presented. The weighted average number of shares outstanding for the calculation of diluted earnings per share, for the years ended June 30, 2003 and 2001 included the dilutive effect of Company stock options to purchase common stock. For the year ended June 30, 2002, options to purchase 676,000 shares were not included because the Company incurred a net loss for the period. For the year ended June 30, 2001, options to purchase 22,500 shares of the Company’s common stock were not included because the exercise price exceeded the average market price.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

For the year ended June 30,	2003		2002		2001
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Net income (loss) per share	4,930,713	$0.38	4,558,907	$(0.04)	4,500,614	$0.27
Effect of dilutive stock options	265,765	(0.02)	—	—	251,160	(0.01)

Diluted net income (loss) per share	5,196,478	$0.36	4,558,907	$(0.04)	4,751,774	$0.26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long term debt	$13,426,314	$806,274	$1,612,845	$2,558,115	$8,449,080
Operating leases (1)	5,127,084	575,000	1,150,000	1,150,000	2,252,084
Other (2)	1,811,109	203,115	406,230	406,230	795,534

Total	$20,364,507	$1,584,389	$3,169,075	$4,114,345	$11,496,698

(1)	Represents contractual lease obligations on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without significant expansion of the gaming facilities.
(2)	Represents management fees due in connection with the R.V. Park at Gold Ranch. The table reflects a 20% increase that became effective on June 1, 2003, in accordance with the management agreement. Additionally, future amounts payable are subject to adjustment based on changes in interest rates.

Contingencies

The Company is party to various legal actions, proceedings and pending claims arising in the normal conduct of business. Management believes that the final outcomes of these matters will not have a material adverse effect upon the Company’s financial position and results of operations.

In the year ended June 30, 2003, the Company incurred legal and settlement costs aggregating $547,000 in connection with the settlement of a personal injury claim. The Company from time-to-time incurs legal costs and settlements charges in its normal course of business, however the Company maintains general liability insurance to protect itself from costs exceeding the contracted deductible. This claim was insured, however, the insurance carrier, Legion Indemnity, is insolvent and not expected to make any payment to the Company. The Company is seeking recovery of its loss from the Company’s insurance broker. Any recovery will be realized and recorded when received. Other potential liabilities emulating from the same 2 year period the Company was insured by Legion Indemnity have been identified and the Company feels have been sufficiently reserved for. The statute of limitations has expired for additional claims arising out of this period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—BUSINESS SEGMENTS

The Company reports business segment information based on geographic location. The following is a breakdown of various data by location as of the respective years ended. Gold Ranch information includes only one month of operation for the fiscal year ended June 30, 2002.

	June 30,
	2003	2002
Gross revenues less promotional allowances
Sands Regency Casino/Hotel	$33,471,628	$32,386,273
Gold Ranch Casino and RV Resort	22,189,093	1,681,145

Total consolidated gross revenues less promotional allowances	$55,660,721	$34,067,418

Operating profit (loss)
Sands Regency Casino/Hotel	$2,842,999	$1,293,063
Gold Ranch Casino and RV Resort	1,773,607	202,165
Corporate Costs	(324,188)	(226,975)

Total consolidated operating profit (loss)	$4,292,418	$1,268,253

Interest income
Sands Regency Casino/Hotel	$1,811	$156,814
Gold Ranch Casino and RV Resort	—	—

Total consolidated interest income	$1,811	$156,814

Interest expense
Sands Regency Casino/Hotel	$421,917	$1,513,306
Gold Ranch Casino and RV Resort	794,054	72,106

Total consolidated interest expense	$1,215,971	$1,585,412

Depreciation and amortization
Sands Regency Casino/Hotel	$3,136,377	$3,080,679
Gold Ranch Casino and RV Resort	393,425	29,859

Total consolidated depreciation and amortization	$3,529,802	$3,110,538

Assets
Sands Regency Casino/Hotel	$39,521,613	$42,424,465
Gold Ranch Casino and RV Resort	15,924,816	16,719,628

Total consolidated assets	$55,446,429	$59,144,093

Additions to long-lived assets
Sands Regency Casino/Hotel	$1,559,345	$4,063,919
Gold Ranch Casino and RV Resort	274,616	93,154

Total consolidated additions to long-lived assets	$1,833,961	$4,157,073

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—CONDENSED QUARTERLY RESULTS (UNAUDITED)

(Dollars in thousands except per share information)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Operating revenues		$15,809	$12,660	$12,988	$14,204
Income (loss) from operations		2,433	55	194	1,610
Net income (loss)		1,334	(234)	77	691
Net income (loss) per share:	Basic	$0.27	$(0.05)	$0.02	$0.14
	Diluted	$0.26	$(0.05)	$0.01	$0.14

2002
Operating revenues		$8,982	$7,535	$7,551	$9,999
Income (loss) from operations		915	(228)	(154)	735
Net income (loss)		468	(252)	(379)	(26)
Net income (loss) per share:	Basic	$0.10	$(0.06)	$(0.08)	$(0.01)
	Diluted	$0.10	$(0.06)	$(0.08)	$(0.01)

NOTE 13—SUBSEQUENT EVENTS

Work has begun on a project to construct a below grade rail transport corridor where the railroad tracks currently dissect downtown Reno, as well as the Sands parking facilities. Known as ReTRAC (Reno Transportation Railroad Access Corridor), the project has now temporarily taken nearly 300 of the Company’s parking spaces, which will be unavailable during much of the 3-4 year estimated construction period. A small number of parking spaces and Sands’ pedestrian overpass structure will be permanently lost. The law requires that the Sands be given alternate parking or compensation for spaces and structures permanently or temporarily lost due to the project. In July 2003, the Sands received $429 thousand from the City of Reno as compensation for parking temporarily lost during construction, which is being amortized into income for the anticipated length of the project (the 42 month period beginning May 2003 through October 2007). An additional $154 thousand was received for land that will be permanently lost. The Company has not given up any of its rights for recourse, and negotiations are continuing for a replacement pedestrian bridge and parking. The Company is carefully monitoring and analyzing the situation and reviewing its alternatives.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC rule 13a–15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated by reference the information appearing under the caption “Directors and Executive Officers” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 2003, to be filed with the Securities and Exchange Commission

ITEM 11.    EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information appearing under the caption “Compensation of Executive Officers” and Section 16 (a) Beneficial Ownership Reporting Compliance in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 2003, to be filed with the Securities and Exchange Commission.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 2003, to be filed with the Securities and Exchange Commission

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information appearing under the caption “Director Relationships” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 2003, to be filed with the Securities and Exchange Commission

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Allowance for Doubtful Accounts Receivable

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Year ended June 30, 2003	$29	$98	$(66)	$61
Year ended June 30, 2002	54	82	(107)	29
Year ended June 30, 2001	21	78	(45)	54

(a)(3)    Exhibits

2	(a)	Asset Purchase Agreement dated as of December 27, 2001, by and between Prospector Gaming Enterprises, Inc., a Nevada corporation, and Last Chance, Inc., a Nevada corporation. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

3	(a)(i)	Restated Articles of Incorporation of the Company (Exhibit 3(a) to the Company’s Registration Statement (Registration No. 2-93453) on Form S-1).*

3	(a)(ii)	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 2, 1987 (Exhibit 4(a) to the Company’s Form 10-Q for the quarter ended December 31, 1987).*

3	(a)(iii)	Certificate of Correction Pursuant to NRS 78.0295 of the Company, dated August 18, 2000 (Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended September 30, 2000).*

3	(b)(i)	Amended and Restated Bylaws of the Company, as amended, dated April 29, 1985, (Exhibit 3(b) to the Company’s Form 10-K for the fiscal year ended June 30, 1985).*

3	(b)(ii)	Resolution of Amendment to the Bylaws of the Company, dated November 2, 1987 (Exhibit 4(b) to the Company’s Form 10-Q for the quarter ended December 31, 1987).*

3	(b)(iii)	Certificate of Amendment of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, dated January 10, 1996 (Exhibit 3(b)(iii) to the Company’s Form 10-K for the fiscal year ended June 30, 1996).*

3	(b)(iv)	Amendment to Section 4.15 of Article IV of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, dated February 11, 2002. (Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended March 31, 2002). *

3	(b)(v)	Amendment to Section 5.01 of Article V of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, Regarding Officer Requirements, effective as of August 20, 2002. *

3	(b)(vi)	Amendment to Section 5.09 of Article V of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, regarding Duties of Treasurer, effective as of August 20, 2002.*

4	(a)	Amended Trust Agreement, dated February 22, 1987, among Antonia Cladianos II as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(a) to the Company’s Form 10-K for the fiscal year ended June 30, 1987).*

4	(b)	Amended Trust Agreement, dated February 19, 1987, among Pete Cladianos III as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended June 30, 1987).*

10	(a)	Second Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated November 6, 2000 (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2000).*

10	(b)	Non-Qualified Stock Option Agreement, dated May 11, 1998, by and between Louis J. Phillips and The Sands Regent. (Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended June 30, 1998).*

10	(c)	Form of Indemnity Agreement for Directors and Officers of the Company (Exhibit 10(f) to the Company’s Form 10-K for the fiscal year ended June 30, 1988). *

10	(d)	Reducing Revolving Line of Credit Loan Agreement, dated May 31, 2002, by and between Nevada State Bank and The Sands Regent, Zante, Inc. and Last Chance, Inc.; and the related Reducing Revolving Line of Credit Promissory Note secured by Deed of Trust; Deed of Trust and Security Agreement and Fixture Filing with Assignment of Rents (Zante, Inc.); Deed of Trust and Security Agreement and Fixture Filing with Assignment of Rents (California Prospectors, Ltd.,); Deed of Trust and Security Agreement and Fixture Filing with Assignment of Rents (Last Chance, Inc.); and Stock Pledge Agreement. *

10	(e)	Secured Promissory Note, dated June 1, 2002, by and between Last Chance, Inc. and Prospector Gaming Enterprises, Inc. *

10	(f)	Loan and Security Agreement, dated December 3, 1999, by and between Foothill Capital Corporation and Zante, Inc.; and the related Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents; General Continuing Guarantee; Guarantor Security Agreement; and Stock Pledge Agreement (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 1999). *

10	(g)	Agreement, dated November 6, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino Partnership and The Sands Regent (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended September 30, 1998). *

10	(h)	First Amendment to Agreement, dated December 23, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino Partnership and The Sands Regent; and the related Promissory Note and Royalty Agreement. (Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended June 30, 1999). *

10	(i)	Employment Agreement, dated December 15, 1998, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 1999).*

10	(j)	Amendment to Employment Agreement, dated December 15, 1999, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended December 31, 1999). *

10	(k)	Executive Bonus Agreement, dated January 3, 2001, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 2001). *

10	(l)	Gold Ranch Casino Lease, dated as of December 27, 2001, by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C., a Nevada limited liability company (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10	(m)	Amendment to Lease (Gold Ranch Casino Lease, dated December 27, 2001), dated May 31, 2002 by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C. **

10	(n)	Option to Purchase the Gold Ranch Casino Property and Improvements, The Leach Field Property, the Frontage Parcel, the California Lottery Station and the California Lottery Property, and the Right of First Refusal, dated as of December 27, 2001, by and among Prospector Gaming Enterprises, Inc., Target Investments, L.L.C. and Last Chance, Inc. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

10	(o)	Member’s Interest Purchase and Sale Agreement, dated as of December 27, 2001, by and among Peter and Turkey Stremmel, husband and wife, Steve and Henrietta Stremmel, husband and wife, and Last Chance, Inc. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

10	(p)	Option to Purchase All Assets of Gold Ranch RV Resort Business and Right of First Refusal, dated as of December 27, 2001, by and between Gold Ranch RV Resort, LLC, a Nevada limited liability company, and Last Chance, Inc. (Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

10	(q)	Gold Ranch RV Resort Management Agreement, dated as of December 27, 2001 by and between Gold Ranch RV Resort, LLC, a Nevada limited liability company, and Last Chance, Inc. (Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

10	(r)	Option to Purchase the RV Park Property and Right of First Refusal, dated as of December 27, 2001, by and between Prospector Gaming Enterprises, Inc. and Last Chance, Inc. (Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

10	(s)	Agreement, dated as of May 24, 2002, by and between Prospector Gaming Enterprises, Inc., California Prospectors, Ltd., a Nevada limited liability company, Target Investments, LLC, Gold Ranch RV Resort, LLC, Stremmel Capital Group, Ltd., a Nevada limited liability company, Steve Stremmel and Peter Stremmel, Last Chance, Inc., and The Sands Regent. (Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed June 14, 2002)*

10	(t)	Employment Agreement, dated as of June 1, 2002, by and between Robert J. Medeiros (as Chief Operating Officer) and The Sands Regent. *

10	(u)	Management Agreement, dated as of May 31, 2002, by and between Prospector Gaming Enterprises, Inc., and Last Chance Inc. *

21		Subsidiaries. **

23		Consent of Deloitte & Touche LLP. **

31		Rule 13a - 14(a)/15d – 14(a) Certifications. **

32	(+)	Section 1350 Certifications.**

*	Incorporated by reference
**	Filed herewith
+	In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

(b)	Reports on Form 8-K.

None

(c)	Index to exhibits.

See list above in Item 14(a)(3)

(d)	Financial statement schedules.

Financial statement schedules required by Regulation S-X are excluded from this report by Rule 14a-3(b)(1). See Schedule II to the Financial Statements appearing under Item 14(a)(2) hereof.

THE SANDS REGENT AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SANDS REGENT

Date: September 24, 2003	By:	/s/ FERENC B. SZONY
Ferenc B. Szony
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Capacity	Date

/s/ KATHERENE LATHAM Katherene Latham	Chairman of the Board	September 24, 2003

/s/ PETE CLADIANOS, JR. Pete Cladianos, Jr.	Vice Chairman of the Board	September 24, 2003

/s/ FERENC B. SZONY Ferenc B. Szony	President and Chief Executive Officer	September 24, 2003

/s/ ROBERT J. MEDEIROS Robert J. Medeiros	Chief Operating and Principal Accounting Officer	September 24, 2003

/s/ PETE CLADIANOS III Pete Cladianos III	Director & Secretary	September 24, 2003

/s/ JON N. BENGTSON Jon N. Bengtson	Director	September 24, 2003

/s/ DAVID R. GRUNDY David R. Grundy	Director	September 24, 2003

/s/ LOUIS J. PHILLIPS Louis J. Phillips	Director	September 24, 2003

/s/ LARRY TUNTLAND Larry Tuntland	Director	September 24, 2003