Form 10-Q
period 2003-09-30
SANDS REGENT
filed 2003-11-12
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act. Yes  ☐    No  ☒

On November 10, 2003, the registrant had outstanding 5,044,055 shares of its common stock, $.10 par value.

THE SANDS REGENT AND SUBSIDIARIES

FORM 10-Q

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

THE SANDS REGENT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,

(Dollars in thousands except per share amounts)	2002	2003
Operating revenues
Gaming	$7,471	$7,030
Lodging	3,104	3,074
Food and beverage	1,920	1,729
Fuel and convenience store	3,737	4,597
Other	438	457

Gross revenues	16,670	16,887
Promotional allowances	969	967

Net revenues	15,701	15,920

Operating expenses
Gaming	3,030	3,040
Lodging	1,115	1,091
Food and beverage	1,205	1,137
Fuel and convenience store	3,523	4,304
Other	150	145
Maintenance and utilities	1,159	1,121
General and administrative	2,204	2,497
Depreciation and amortization	882	915

	13,268	14,250

Income from operations	2,433	1,670

Other income (expense)
Interest expense	(350)	(218)
Gain on sale of subsidiaries	—	230
Other loss	(68)	(47)

	(418)	(35)

Income before income taxes	2,015	1,635
Income tax provision	(681)	(553)

Net income	$1,334	$1,082

Net income per share
Basic	$0.27	$0.22
Diluted	0.26	0.20
Weighted average of shares outstanding
Basic	4,922,805	4,982,968
Diluted	5,148,355	5,278,486

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2003	September 30, 2003
(Dollars in thousands)
ASSETS
Cash and cash equivalents	$3,965	$3,642
Accounts receivable, net of allowance	675	730
Inventories	637	665
Federal income tax refund receivable	611	—
Prepaid expenses and other assets	1,247	1,090

Total current assets	7,135	6,127

Land	8,506	8,370
Buildings and improvements	40,999	41,230
Equipment, furniture and fixtures	20,569	20,629
Construction in progress	157	126

Total property and equipment	70,231	70,355
Less accumulated depreciation and amortization	34,700	35,047

Property and equipment, net	35,531	35,308

Goodwill	11,018	11,018
Other intangibles	1,356	1,356
Other	406	406

Total other assets	12,780	12,780

Total assets	$55,446	$54,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,669	$2,525
Accrued salaries, wages and benefits	1,612	1,331
Other accrued expenses	254	253
Federal income tax payable	—	451
Deferred federal income tax liability	206	249
Current maturities of long-term debt	806	806

Total current liabilities	5,547	5,615
Long-term debt	12,620	10,318
Deferred federal income tax liability	1,747	1,577

Total liabilities	19,914	17,510

Common stock ($.10 par value, 20,000,000 shares authorized; 7,357,055 issued at June 30, 2003; 7,407,055 issued at September 30, 2003)	736	741
Additional paid-in capital	13,967	14,053
Retained earnings	43,187	44,269

	57,890	59,063
Treasury stock (at cost; 2,403,000 shares)	(22,358)	(22,358)

Total stockholders' equity	35,532	36,705

Total liabilities and stockholders’ equity	$55,446	$54,215

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended September 30,

(Dollars in thousands)	2002	2003
Operating Activities
Net income	$1,334	$1,082
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	882	915
Loss on disposal of property and equipment	12	47
Increase in accounts receivable	(205)	(55)
Increase in inventories	(5)	(28)
Decrease in prepaid expenses and other current assets	6	157
Decrease in other long term assets	12	—
Decrease in accounts payable	(188)	(460)
Increase (decrease) in other accrued expenses	384	(282)
Change in federal income taxes payable/receivable	352	1,062
Change in deferred federal income taxes	328	(127)

Net cash provided by operating activities	2,912	2,311

Investing Activities
Payments received on notes receivable	187	—
Acquisitions of property and equipment	(380)	(395)
Payment for prior year purchases of property and equipment	(1,098)	(181)
Proceeds from sale of assets	5	153

Net cash used in investing activities	(1,286)	(423)

Financing Activities
Payments on long-term debt	(1,145)	(2,302)
Issuance of Company common stock	—	91

Net cash used in financing activities	(1,145)	(2,211)

Increase (decrease) in cash and cash equivalents	481	(323)
Cash and cash equivalents, beginning of period	5,628	3,965

Cash and cash equivalents, end of period	$6,109	$3,642

Supplemental disclosure of cash flow information
Interest paid, net of amount capitalized	$342	$218
Federal income taxes paid	$—	$—
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accounts payable	$15	$497

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 1—BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Sands Regent (the “Company”) and its wholly-owned subsidiaries: Zante, Inc. (“Zante”), a Nevada corporation, and Last Chance, Inc. (“Last Chance”), a Nevada corporation. Zante owns and operates the Sands Regency Casino/Hotel (“Sands Regency”) in downtown Reno, Nevada. Last Chance owns and operates the Gold Ranch Casino and RV Resort in Verdi, Nevada, and California Prospectors, Ltd. (“California Prospectors”), a Nevada limited liability company, which operates a California Lottery station. Together, Last Chance and California Prospectors are presented as (“Gold Ranch”). The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2003 Form 10-K. The Consolidated Balance Sheet at June 30, 2003, were derived from the audited financial statements at that date.

The interim consolidated financial information is unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. In the opinion of management, all adjustments and normally recurring accruals necessary to present fairly the financial condition of the Company as of September 30, 2003, and the results of operations and cash flows for the three months ended September 30, 2003 and 2002 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors. Reclassifications have been made to the prior year consolidated financial statements to conform to the 2003 presentation.

NOTE 2—EARNINGS PER SHARE

The Company reports “basic” earnings per share and “diluted” earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing reported net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Three Months Ended September 30,
	2002		2003
	Shares	Per Share Amount	Shares	Per Share Amount

Net income (loss).	4,923	$0.27	4,983	$0.22
Effect of dilutive stock options	225	(0.01)	295	(0.02)

Diluted	5,148	$0.26	5,278	$0.20

In the three months ended September 30, 2003, there were no antidilutive shares, the exercise price of all vested shares exceeded the weighted average stock price for these periods.

THE SANDS REGENT AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 3—BUSINESS SEGMENTS

The Company reports business segment information based on geographic location. The following is a breakdown of relevant data by location. (Dollars in thousands)

	Three Months Ended September 30,

	2002	2003
Net revenues (Gross revenues less promotional allowances)
Sands Regency Casino/Hotel	$9,796	$9,184
Gold Ranch Casino and RV Resort	5,905	6,736

Total net revenues	$15,701	$15,920

Income from operations
Sands Regency Casino/Hotel	$1,793	1,074
Gold Ranch Casino and RV Resort	725	675
Corporate costs	(85)	(79)

Total consolidated income from operations	$2,433	$1,670

Depreciation and amortization
Sands Regency Casino/Hotel	$788	$811
Gold Ranch Casino and RV Resort	94	104

Total consolidated depreciation and amortization	$882	$915

NOTE 4—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others. FIN 45 expands the information disclosures required by guarantors obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. We adopted the disclosure requirements of FIN 45 and apply liability recognition requirements to all guarantees issued or modified after June 30, 2003. The adoption of these requirements did not have a material impact on our results of operations or financial position.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial position.

NOTE 5—STOCK OPTION AND STOCK INCENTIVE PLANS

The Company accounts for its stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plan. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148—“Accounting for Stock-based Compensation—Transition and Disclosure”, using the Black-Scholes option pricing model with management's assumptions disclosed, net income and income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,

	2002	2003
Net income as reported	$1,334	$1,082
Total stock-based employee compensation expense under the fair-value based method for awards net of related income tax effects	(17)	(24)

Proforma net income	$1,317	$1,058

Basic earnings (loss) per share:
As reported	$0.27	$0.22
Pro forma	0.27	0.21
Diluted earnings (loss) per share:
As reported	$0.26	$0.20
Pro forma	0.26	0.20

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The Sands Regent and its subsidiaries (the “Company”) operate the Sands Regency Casino Hotel (the “Sands”) in Downtown Reno, Nevada and the Gold Ranch Casino and RV Resort (the “Gold Ranch”) on Interstate-80 in Verdi, Nevada. The Sands has 836 hotel rooms and 5 restaurants including Tony Roma’s Famous for Ribs, Mel’s the Original diner, and Arby’s. It has a full selection of gaming alternatives, including 587 slot machines, 19 table games, keno, bingo, and a sportsbook operated by Leroy’s Race and Sportsbooks, a third party. Additionally, the Sands has a ‘Just for Laughs’ comedy club, a cabaret lounge, health spa, and a large outdoor pool. The Company acquired Gold Ranch on June 1, 2002. Gold Ranch’s gaming alternatives include 256 slot machines, a California lottery station on property which straddles the Nevada/California state line, and a Leroy’s sportsbook. Additionally, Gold Ranch has a 105 space RV park, 2 restaurants, and an ARCO gas station and convenience store.

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

Three months ended September 30, 2003, as compared to the three ended September 30, 2002

CONSOLIDATED RESULTS.    For the three months ended September 30, 2003, the Company’s net revenues (operating revenues less promotional allowances) increased from $15.7 million to $15.9 million, or .7%, from the three months ended September 30, 2002. The increase in revenues was due specifically to the spike in wholesale gas prices in the quarter. Consolidated net revenues without fuel and convenience store revenue declined from $12.1 million in the three months ended September 30, 2002 to $11.3 million, or 6.2%, in the three months ended September 30, 2003. High fuel prices had a negative effect on tourism in the Reno area; as did the lingering economic malaise felt in California. Additionally, increased competition from Native American casinos was a factor in the revenue decline; in particular, many Northern California customers trialed Thunder Valley Casino near Rocklin, California, which opened June 9, 2003.

Consolidated income from operations was $1.7 million for the three months ended September 30, 2003, a $761 thousand decrease from the $2.4 million operating income reported in the three months ended September 30, 2002. The Company generated consolidated net income of $1.1 million, or 22 cents per share (20 cents diluted) for the three months ended September 30, 2003. These results compare to consolidated net income of $1.3 million, or 27 cents per share (26 cents diluted) for the same three months of 2002.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

SANDS REGENCY HOTEL AND CASINO.    For the three months ended September 30, 2003, the Sands had net revenues of $9.2 million compared to $9.9 million for the same three month period of 2002. The Sands gaming revenues were $5.4 million for the quarter ended September 30, 2003, decreasing 7.2%, from $5.9 million for the same quarter last year. Lodging revenues experienced a less than 1% quarter-to-quarter decline. The average daily hotel rate increased from $44 to $45, however, the total number of hotel rooms sold declined by 3% from the comparable quarterly period. The number rooms sold for the quarter ended September 30, 2002 was the most rooms sold in a quarter since the Sands took 102 rooms out of service in March 1999. Despite the increased competition from Native American casinos; in particular, Thunder Valley Casino, which opened June 9, 2003, in nearby Rocklin, California, hotel room occupancy remained relatively strong; however, our interactions with many guests have suggested they arrived with decreased gaming budgets. Another reason for the net revenue shortfall was the ReTRAC project currently underway. For a more complete description of ReTRAC, see “Other factors affecting current or future operations” in this section of this report. Local patrons, in particular, were inconvenienced by the ReTRAC project, in some instances during the quarter, road closures and detours made getting to the Sands more difficult and, during peak periods, valuable parking spaces were at times unavailable or inconvenient.

Income from operations decreased from $1.8 million in the three months ended September 30, 2002 to $1.1 million in the three months ended September 30, 2003. The overall operating expense margin for the Sands increased from 81.7% in the September 2002 quarter to 88.3% in the quarter ended September 30, 2003. The gaming expense margin and the food and beverage expense margin both increased as lower guest volumes made it difficult to achieve the economies of scale experienced in the Summer of 2002. Further, these departments absorbed new gaming and alcohol taxes effective July 1, 2003, which increased expense by approximately $25,000 in the quarter-to-quarter comparisons. General and administration costs were $303,000 higher in the quarter ended September 30, 2003, compared with the quarter ended September 30, 2002, as a result of a concerted marketing campaign by the Sands to achieve two goals: 1) maintain and enhance its marketing presence in the Northern California feeder market with the opening of the new Thunder Valley Casino, and 2) maintain the Sands local marketing presence to counter traffic and parking problems associated with the ongoing ReTRAC roadwork nearby.

The following table highlights the Sands’ various sources of revenues and expenses for the:

	Three Months Ended September 30,
(dollars in thousands)	2002	2003	Percent
Gaming revenues	$5,851	$5,432	(7.2)%
Gaming expenses	$2,473	$2,431	(1.7)%
Expense margin	42.3%	44.8%
Lodging revenues	$2,965	$2,875	(3.0)%
Lodging expenses	$1,059	$1,034	(2.4)%
Expense margin	35.7%	36.0%
Food and beverage revenues	$1,421	$1,278	(10.1)%
Food and beverage expenses	$835	$850	1.8%
Expense margin	58.8%	66.5%
Total net revenues	$9,796	$9,184	(6.2)%
Total operating expenses	$8,003	$8,110	1.3%
Expense margin	81.7%	88.3%
Maintenance and utilities	$955	$944	(1.2)%
Percent of net revenues	9.7%	10.3%
General and Administrative	$1,593	$1,896	19.0%
Percent of net revenues	16.3%	20.6%

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

GOLD RANCH CASINO AND RV RESORT.    Net revenues for Gold Ranch were $6.7 million for the quarter ended September 30,
2003, as compared to $5.9 million for the quarter ended September 30, 2002. The largest revenue component at the Gold Ranch is a high volume ARCO gas station and convenience store, which accounted for nearly all of increased revenues quarter-to-quarter, nearly all of the revenue increase. A change in the price of gasoline can greatly influence total revenues but have a minimal impact on profitability. The average price of a gallon of gas was $1.81 for the quarter ended September 30, 2003 versus an average price of
$1.47 in the same quarter last year. Despite the gas price increase, the gas station sold 4.5% more gallons in the current quarter than the same quarter last year.

Gaming revenue at Gold Ranch for the comparable quarters, which is comprised of slot machine revenue and, to a lesser degree, revenue from the California Lottery station, was substantially flat to last year at $1.6 million. Slot machine volume, as measured by the amount of coin and cash wagered in machines increased from $28.5 million in the three months ended September 30, 2002 to
$29.5 million in the three months ended 2003, or 3.5%. However, the Gold Ranch slot machines did not “hold” as well, 5.1%
compared to 5.4% in the prior year, amounting to $88,000 lower gaming revenues in the current quarter. (Hold is the percentage of coin and cash amount wagered that is retained or “won” the by house).

Gold Ranch income from operations for the quarter ended September 30, 2003 was $675,000 as compared to $725,000 for the quarter ended September 30, 2002. Gold Ranch sponsored several special promotions during the most recent quarter, including a Jeep 4-
wheel drive giveaway, and direct mail pieces, which supported incremental customer volume, but also increased costs.

The following table highlights Gold Ranch’s various sources of revenues and expenses for the:

	Three Months Ended September 30,
(dollars in thousands)	2002	2003	Percent
Gaming revenues	$1,620	$1,599	(1.3)%
Gaming expenses	$496	$609	22.8%
Expense margin	30.6%	38.1%
Lodging revenues	$139	$199	43.2%
Lodging expenses	$36	$58	61.1%
Expense margin	25.9%	29.1%
Food and beverage revenues	$479	$451	(5.8)%
Food and beverage expenses	$273	$287	5.1%
Expense margin	57.0%	63.6%
Fuel and convenience store revenues	$3,737	$4,597	23.0%
Fuel and convenience store expenses	$3,523	$4,304	22.2%
Expense margin	94.3%	93.6%
Total net revenues	$5,905	$6,736	14.1%
Total operating expenses	$5,180	$6,061	17.0%
Expense margin	87.7%	90.0%
Maintenance and utilities	$204	$177	(13.2)%
Percent of net revenues	3.5%	2.6%
General and Administrative	$526	$522	(0.8)%
Percent of net revenues	8.9%	7.7%

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

CORPORATE COSTS.    Corporate costs, including public company reporting and related legal and accounting fees, were

$79,000 in the three months ended September 30, 2003, lower than the $85,000 experienced in three months ended September 30,

2003. The prior year had one-time costs associated with the acquisistion of Gold Ranch.

INTEREST INCOME.    Interest expense was $218,000 for the three month period ended September 30, 2003, versus $350,000 for the three months ended September 30, 2002, a decrease of $132,000. The primary reason for a reduction was the Company’s continued pay down of its long-term line of credit with cash generated from operations.

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

Copa, the Company recognized only $2.2 million of the $8.0 million face value of the note to reflect an estimated allowance for uncollectability at the time the sales transaction was finalized and recorded. In January 2003, the original $2.2 million recorded by the Company was paid in full, and during the quarter ended September 30, 2003, the Company realized an additional $231,000 gain related to the sale of the Copa. Since January 2003, the Company has recognized $644,000 in gains on the $5.8 million on the note balance, which was originally reserved. The Copa ownership has upgraded the property extensively and the Company feels it has perfected a lien on the newly revitalized property. Based solely on the new terms and recent payments, it would take the

Company between 3-4 years to collect fully on the note, however, as of the date of this report, the Company continues to believe that the risks facing the current ownership of the Copa has not materially changed, and continues to record gains only as payments are received.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Capital resources and liquidity

The Company’s working capital decreased from $1.6 million at June 30, 2003, to $512,000 at September 30, 2003. The Company’s cash and cash equivalents decreased from $4.0 million at June 30, 2003, to $3.6 million at September 30, 2003, as the Company continued to use all available operating cash to pay down its line of credit and reduce interest charges. Cash flow from operations provided $2.3 million during the three month period ended September 30, 2003, and long-term debt was reduced by $2.3 million. Additionally, net cash used in investing activities was $423,000. As of September 30, 2003, the Company had unused credit lines under its reducing revolving credit facility of $8.8 million.

At September 30, 2003, the Company believes that its cash funds, cash generated from operations, and available borrowing capacity will be sufficient to fund its operations, meet current debt obligations, and fulfill its capital expenditure obligations; however, the Company’s operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing or delaying planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of September 30, 2003. Other than those identified as item (1) and (2) below, the Company has no off-balance sheet obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt	$11,124,773	$806,348	$1,611,064	$2,207,361	$6,500,000
Operating leases (1)	5,127,083	575,000	1,150,000	1,150,000	2,252,083
Other (2)	1,811,109	203,115	406,230	406,230	795,534

	$18,062,965	$1,584,463	$3,167,294	$3,763,591	$9,547,617

(1)	Represents contractual lease obligations to Prospector Gaming Enterprises (PGE) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without significant expansion of the gaming facilities.
(2)	Represents management fees due to PGE in connection with the RV park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

Other factors affecting current and future results

NATIVE AMERICAN GAMING.    The expansion of Native American casinos in California, Oregon, and Washington continues to have an impact on casino revenues in Nevada in general, and some analysts have predicted the impact will be more significant on the Reno-Tahoe market. The extent of the impact to the Company is difficult to predict. A significant portion of the Company’s customer base is made up of Reno area residents. However, if other Reno area casinos lose business due to competition from Native American casinos, they may intensify their marketing efforts to Reno area residents as well, which could also result in a decline in our results of operations.

DOWNTOWN RENO RAILROAD TRENCH.    Work has begun on a project to build a trench through downtown Reno for the purpose of constructing a below grade rail transport corridor. Known as ReTRAC (Reno Transportation Railroad Access Corridor), the project is anticipated to take between 3-4 years to be completed. Currently, Union Pacific’s railroad tracks dissect downtown Reno, as well as the Sands Regency’s parking facilities. ReTRAC has temporarily taken nearly 300 of the Sands parking spaces to build an interim railroad track known as the “shoo-fly”. The Company has also been informed that a small number of parking spaces and Sands’ pedestrian overpass structure will be permanently lost.

The law requires that the Sands be given alternate parking or compensation for spaces and structures permanently or temporarily lost due to the project. In July 2003, the Sands received compensation amounting to approximately $583,000 for its contribution to the project. The Company is amortizing $483,000 of the proceeds over the anticipated length of the project (May 2003 through November 2006). Part of the proceeds, $153,000 represented land that was effectively sold to the City of Reno, and the Company’s basis in land was reduced. The Company feels it may not have been compensated fully for its contribution to the project. Negotiations are continuing for a replacement bridge and additional parking, and as of the date of this report, the Company is carefully monitoring the situation, and analyzing and reviewing its alternatives.

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

Additionally, the interest rate of the Company’s subordinated debt, which has a principal balance of $4.6 million at September 30, 2003, varies directly with a change in the Prime index. A full percentage point change in the Prime index will have a maximum yearly financial impact of less than $46 thousand, declining as principal is paid down. This subordinated debt is limited to a maximum increase or decrease of 1% per year, and a maximum fluctuation of 3% over the term of the note.

Finally, terms of the Company’s RV park management agreement with Prospector Gaming Enterprises (“PGE”), referenced as (2) in the Commitments and Contingencies section of this Report, state that the Company pay monthly an amount equal to 120% of PGE’s debt service on the underlying RV park note, which varies directly with changes in the Prime index. The financial impact to the Company of a full one percent increase in the Prime index is less than $25 thousand per year. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A more complete discussion of these debt instruments is included in the Company‘s 2003 Form 10-K.

Item 4.     Controls and Procedures

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

Not applicable

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Operating and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( b ) Reports on Form 8-K

None

THE SANDS REGENT AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT (Registrant)

Date: November 10, 2003	By:	/s/ FERENC B. SZONY

Ferenc B. Szony, President and Chief Executive Officer

Date: November 10, 2003	By:	/s/ ROBERT J. MEDEIROS

Robert J. Medeiros, Chief Operating and Principal Accounting Officer