Form 10-Q
period 2003-12-31
SANDS REGENT
filed 2004-02-17
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

On February 13, 2004, the registrant had outstanding 5,106,555 shares of its common stock, $.10 par value.

THE SANDS REGENT AND SUBSIDIARIES

FORM 10-Q

THE SANDS REGENT AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
(Dollars in thousands except per share amounts)	2002	2003	2002	2003
Operating revenues
Gaming	$6,237	$6,418	$13,708	$13,448
Lodging	1,779	1,835	4,883	4,909
Food and beverage	1,593	1,496	3,513	3,225
Fuel and convenience store	3,319	3,580	7,056	8,177
Other	368	379	806	836

Gross revenues	13,296	13,708	29,966	30,595
Promotional allowances	850	963	1,819	1,930

Net revenues	12,446	12,745	28,147	28,665

Operating expenses
Gaming	2,733	2,877	5,763	5,917
Lodging	1,048	1,002	2,163	2,093
Food and beverage	1,018	1,016	2,223	2,153
Fuel and convenience store	3,163	3,408	6,686	7,712
Other	137	145	287	290
Maintenance and utilities	1,005	986	2,157	2,107
General and administrative	2,419	2,085	4,623	4,582
Depreciation and amortization	878	986	1,760	1,901

	12,401	12,505	25,662	26,755

Income from operations	45	240	2,485	1,910

Other income (expense)
Interest expense	(318)	(171)	(668)	(389)
Gain on previously reserved note receivable	—	4,163	—	4,393
Loss on abandonment of new projects	—	(46)	(59)	(46)
Other income (loss)	(75)	6	(83)	(41)

	(393)	3,952	(810)	3,917

Income before income taxes	(348)	4,192	1,675	5,827
Income tax (provision) benefit	104	143	(575)	(410)

Net income (loss)	$(244)	$4,335	$1,100	$5,417

Net income (loss) per share
Basic	$(0.05)	$0.86	$0.22	$1.08
Diluted	(0.05)	0.81	0.21	1.02
Weighted average of shares outstanding
Basic	4,922,805	5,052,908	4,922,805	5,017,938
Diluted	4,922,805	5,370,167	5,176,131	5,318,975

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands)	JUNE 30, 2003	DECEMBER 31, 2003
ASSETS
Cash and cash equivalents	$3,965	$3,407
Accounts receivable, net of allowance	675	503
Inventories	637	636
Federal income tax refund receivable	611	20
Prepaid expenses and other assets	1,247	1,217

Total current assets	7,135	5,783

Land	8,506	8,448
Buildings and improvements	40,999	41,333
Equipment, furniture and fixtures	20,569	20,920
Construction in progress	157	79

Total property and equipment	70,231	70,780
Less accumulated depreciation and amortization	34,700	36,005

Property and equipment, net	35,531	34,775

Goodwill	11,018	11,018
Other intangibles	1,356	1,356
Other	406	1,464

Total other assets	12,780	13,838

Total assets	$55,446	$54,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,669	$2,834
Accrued salaries, wages and benefits	1,612	1,102
Other accrued expenses	254	178
Deferred federal income tax liability	206	126
Current maturities of long-term debt	806	828

Total current liabilities	5,547	5,068
Long-term debt	12,620	6,060
Deferred federal income tax liability	1,747	2,052

Total liabilities	19,914	13,180

Common stock ($.10 par value, 20,000,000 shares authorized; 7,357,055 issued at June 30, 2003; 7,559,555 issued at December 31, 2003)	736	756
Additional paid-in capital	13,967	14,215
Retained earnings	43,187	48,603

	57,890	63,574
Treasury stock (at cost; 2,403,000 shares)	(22,358)	(22,358)

Total stockholders’ equity	35,532	41,216

Total liabilities and stockholders’ equity	$55,446	$54,396

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	SIX MONTHS ENDED DECEMBER 31,
(Dollars in thousands)	2002	2003
Operating Activities
Net income	$1,100	$5,417
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,760	1,901
Loss on disposal of property and equipment	88	40
Gain on previously reserved note receivable	—	(4,393)
(Increase) decrease in accounts receivable	(18)	172
(Increase) decrease in inventories	(3)	1
(Increase) decrease in prepaid expenses and other current assets	(180)	30
Decrease in other long term assets	18	53
Increase (decrease) in accounts payable	(320)	152
Increase (decrease) in other accrued expenses	132	(586)
Change in federal income taxes payable/receivable	334	591
Change in deferred federal income taxes	115	225

Net cash provided by operating activities	3,026	3,603

Investing Activities
Payments received on note receivable– sale of subsidiaries	308	4,393
Acquisitions of property and equipment	(774)	(1,162)
Deposit and other costs related to the acquisition of new property	—	(1,111)
Payment for prior year purchases of property and equipment	(1,098)	(181)
Proceeds from sale of assets	24	170

Net cash used in investing activities	(1,540)	2,109

Financing Activities
Payments on long-term debt	(3,045)	(6,538)
Issuance of Company common stock	—	268

Net cash used in financing activities	(3,045)	(6,270)

Decrease in cash and cash equivalents	(1,559)	(558)
Cash and cash equivalents, beginning of period	5,628	3,965

Cash and cash equivalents, end of period	$4,069	$3,407

Supplemental disclosure of cash flow information
Interest paid	$422	$389
Federal income taxes paid	$125	$—
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accounts payable	$16	$194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of The Sands Regent (the “Company”) and its wholly-owned subsidiaries: Zante, Inc. (“Zante”), a Nevada corporation, and Last Chance, Inc. (“Last Chance”), a Nevada corporation. Zante owns and operates the Sands Regency Casino/Hotel (“Sands Regency”) in downtown Reno, Nevada. Last Chance owns and operates the Gold Ranch Casino and RV Resort in Verdi, Nevada, and California Prospectors, Ltd. (“California Prospectors”), a Nevada limited liability company, which operates a California Lottery station. Together, Last Chance and California Prospectors are presented as (“Gold Ranch”). The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2003 Form 10-K. The Consolidated Balance Sheet at June 30, 2003, was derived from the audited financial statements at that date.

The interim consolidated financial information is unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. In the opinion of management, all adjustments and normally recurring accruals necessary to present fairly the financial condition of the Company as of December 31, 2003, and the results of operations and cash flows for the three and six months ended December 31, 2003 and 2002 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors. Reclassifications have been made to the prior year consolidated financial statements to conform to the 2003 presentation.

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

	THREE MONTHS ENDED DECEMBER 31,				SIX MONTHS ENDED DECEMBER 31,
	2002		2003		2002		2003
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Net income (loss)	4,923	$(0.05)	5,053	$0.86	4,923	$0.22	5,018	$1.08
Effect of dilutive stock options	0	—	317	(0.05)	253	(0.01)	301	(0.06)

Diluted	4,923	$(0.05)	5,370	$0.81	5,176	$0.21	5,319	$1.02

In the three and six months ended December 31, 2003, there were no antidilutive shares, the exercise price of all vested shares exceeded the weighted average stock price for these periods. In the three months ended December 31, 2002, the effect of dilutive stock options was not presented because the Company reported a loss for the period.

THE SANDS REGENT AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

NOTE 3 - BUSINESS SEGMENTS

The Company reports business segment information based on geographic location. The following is a breakdown of relevant data by location. (Dollars in thousands)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2002	2003	2002	2003
Net revenues (Gross revenues less promotional allowances)
Sands Regency Casino/Hotel	$7,355	$7,346	$17,151	$16,530
Gold Ranch Casino and RV Resort	5,091	5,399	10,996	12,135

Total net revenues	$12,446	$12,745	$28,147	$28,665

Income from operations
Sands Regency Casino/Hotel	$(190)	$(59)	$1,610	$1,015
Gold Ranch Casino and RV Resort	350	359	1,075	1,034
Corporate costs	(115)	(60)	(200)	(139)

Total consolidated income from operations	$45	$240	$2,485	$1,910

Depreciation and amortization
Sands Regency Casino/Hotel	$779	$864	$1,567	$1,675
Gold Ranch Casino and RV Resort	99	122	193	226

Total consolidated depreciation and amortization	$878	$986	$1,760	$1,901

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (VIEs). FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, and establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after December 31, 2003, and apply to older entities in the first period ending after March 15, 2004. Certain disclosure requirements apply to all financial statements issued after December 31, 2003. The Company does not have Variable Interest Entities, as such, the adoption of these requirements does not have a material impact on our results of operations or financial position.

THE SANDS REGENT AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

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

THE SANDS REGENT AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

NOTE 5 - STOCK OPTION AND STOCK INCENTIVE PLANS

The Company accounts for its stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plan. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 - “Accounting for Stock-based Compensation - Transition and Disclosure”, using the Black-Scholes option pricing model with management’s assumptions disclosed, net income and income per share would have been changed to the pro forma amounts indicated below:

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2002	2003	2002	2003
Net income (loss) as reported	$(244)	$4,335	$1,100	$5,417
Total stock-based employee compensation expense under the fair-value based method for awards net of related income tax effects	(17)	(55)	(34)	(79)

Proforma net income (loss)	$(261)	$4,280	$1,066	$5,338

Basic earnings (loss) per share:
As reported	$(0.05)	$0.86	$0.22	$1.08
Pro forma	(0.05)	0.85	0.22	1.06
Diluted earnings (loss) per share:
As reported	$(0.05)	$0.81	$0.21	$1.02
Pro forma	(0.05)	0.80	0.21	1.00

NOTE 6 - ACQUISITION PLANS / COMMITMENT TO PURCHASE RAIL CITY CASINO

On December 8, 2003, the Company announced the signing of an agreement to purchase Rail City Casino in Sparks, Nevada, from Alliance Gaming Corporation. The expected purchase price is approximately $38.0 million, consisting of approximately $35.0 million in cash and approximately $3.0 million in subordinated debt carried by the seller. The final purchase amount will be based on the twelve-month financial performance of Rail City prior to closing of the sale expected to be in the spring of 2004, pending regulatory approval. The Company has made a $1.0 million non-refundable deposit as earnest money in the transaction.

THE SANDS REGENT AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

NOTE 7 - GAIN ON NOTE RECEIVABLE - FINANCIAL AND TAX IMPLICATIONS

On November 13, 2003, the Company reached an agreement with Gulfside Casino Partnership (d/b/a the Copa Casino in Gulfport, Mississippi), regarding a final settlement of amounts owing to the Company pursuant to a non-interest bearing promissory note issued to the Company in connection with its December 1998 sale of its interest in Copa. The terms of the note required the Copa to make a monthly payment to the Company in an amount equal to the greater of $15,000 or 2% of the Copa’s gross gaming revenues (4% beginning July 2004) until paid in full. At the time of settlement, the unpaid balance of the note was $5.0 million. On November 28, 2003, the Company received a $4.0 million cash payment as final settlement under the note. The Company had not previously recognized a gain on the settlement amount due primarily to the Company’s uncertainty of the Copa’s current management’s ability to obtain long-term financing, as well as competitive, legal, financial, environmental and various other risks facing the casino. As a result, in the six months ended December 31, 2003, the Company has recognized a gain of the full settlement amount of $4.0 million plus debt service payments of $387,000 made during the period.

At the time of the Copa sale the Company’s tax basis in the Copa was $7.3 million. The full value of the note, $8.0 million, and the $500,000 initial cash payment, were recorded for tax purposes without an allowance for uncollectibility. This created a deferred tax gain of $1.2 million. For tax purposes, no gain is realized on the settlement amount as all proceeds have been applied first to the deferred gain and then to the Company’s tax basis in the property. Further, a tax benefit of $348,000 has been recognized on the $1.0 million forgiven as terms of the settlement, further reducing the tax provision for the six months ended December 31, 2003 and increasing the tax benefit for the three months ended December 31, 2003.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Sands Regent and its subsidiaries (the “Company”) operate the Sands Regency Casino Hotel (the “Sands”) in Downtown Reno, Nevada and the Gold Ranch Casino and RV Resort (the “Gold Ranch”) on Interstate-80 in Verdi, Nevada. The Sands has 830 hotel rooms and 5 restaurants including Tony Roma’s Famous for Ribs, Mel’s, the Original diner, and Arby’s. It has a full selection of gaming alternatives, including 589 slot machines, 19 table games, keno, bingo, and a sportsbook operated by Leroy’s Race and Sportsbooks, a third party. Additionally, the Sands has a ‘Just for Laughs’ comedy club, a cabaret lounge, health spa, and a large outdoor pool. The Company acquired Gold Ranch on June 1, 2002. Gold Ranch’s gaming alternatives include 256 slot machines, a California lottery station on Gold Ranch’s property which straddles the Nevada/California border; and a Leroy’s sportsbook. Additionally, Gold Ranch has a 105 space RV park, 2 restaurants, and an ARCO gas station and convenience store. The Company also owns a slot machine route with 14 locations in the Reno area.

On December 8, 2003, the Company announced the signing of an agreement to purchase Rail City Casino in Sparks, Nevada, from Alliance Gaming Corporation. The expected purchase price is approximately $38 million, consisting of approximately $35 million in cash and approximately $3 million in subordinated debt carried by the seller. The final purchase amount will be based on the twelve-month financial performance of Rail City prior to closing of the sale. The closing of the acquisition is subject to customary closing conditions and is expected to close in the spring of 2004, pending regulatory approval.

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

Results of Operations- Three months and six months ended December 31, 2003, as compared to the three and six months ended December 31, 2002

CONSOLIDATED RESULTS. For the three months ended December 31, 2003, the Company’s net revenues (operating revenues less promotional allowances) increased from $12.6 million to $12.7 million, or 1.5%, from the three months ended December 31, 2002. For the six months ended December 31, 2003, net revenues increased from $28.1 million to $28.7 million, or 2.1%, from the comparable six month period of the prior year. The increase in current year revenues for both periods was due specifically to higher retail gasoline prices. Current year consolidated net revenues, excluding fuel and convenience store, declined $76,000, or .83% from the comparable quarter ended December 2002; and declined $716,000, or 3.4%, from the comparable six month period ended December 2002. Higher fuel prices, a lingering economic malaise in California, and increased competition from Native American casinos were factors in the consolidated net revenue declines.

Consolidated income from operations was $240,000 for the quarter ended December 31, 2003 compared to $45,000 for the quarter ended December 31, 2002. The increase of $195,000 was due to lower general and administrative costs, in particular, lower management salaries and bonus accruals, which decreased $306,000 for the current quarter as compared with the same quarter of 2002.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

For the six months ended December 31, 2003, consolidated income from operations was $1.9 million, compared with $2.5 million for the comparable six months of the prior year. The decrease in consolidated income from operations was primarily attributable to increased operating expenses and the fact that the quarter ended December 31, 2002, was an exceptionally strong revenue quarter for both the Sands and Gold Ranch. The Company spent an additional $303,000 on advertising and marketing costs in the September 2003 quarter as compared to the quarter ended September 30, 2002, to achieve two goals: 1) maintain and enhance its marketing presence in the Northern California feeder market with the opening of the new Thunder Valley Casino, and 2) maintain the Sands local marketing presence to counter traffic and parking problems associated with the ongoing roadwork nearby related to the new downtown railroad trench project also known as ReTRAC. (See “Other factors affecting current and future results” later in this section.)

Net income was $4.3 million, or $.86 per share ($.81 diluted) for the three months ended December 31, 2003 and $5.4 million, or $1.08 per share ($1.02 diluted) for the six months ended December 31, 2003. These results compare to a consolidated net loss of $244,000, or $.05 per share (basic and diluted) for the three months ended December 31, 2002, and net income of $1.1 million, or $.22 ($.21 diluted) for the six months ended December 31, 2002. The large improvement was due to payments received by the Company of $4.2 million for the quarter and $4.4 million for the six month period as settlement of a previously fully reserved note receivable the Company possessed in connection with its December 1998 sale of the Copa Casino (see “Gain on previously reserved note receivable” below).

SANDS REGENCY HOTEL AND CASINO. The Sands had marginally higher net revenues in the quarter ended December 31, 2003, as compared with the quarter ended December 31, 2002; both periods having approximately $7.4 million. In the six months ended December 31, 2003, net revenues remained less than prior year, $16.5 million compared to $17.2 million. Similarly, gaming revenues were higher for the quarter, $5.0 million in 2003 versus $4.9 million in 2002, but remained less for the six month period; $10.5 million for the current year compared with $10.7 million for 2002. The decrease in net revenues for the six months ended December 31, 2003, was primarily attributable to the disruption caused by the ReTRAC project and increased competition from Native American casinos.

Lodging revenues were higher for the quarter, $1.7 million in 2003 compared to $1.6 million in 2002, and were flat year over year at $4.6 million for the six month comparison. The Sands’ average room rate was slightly greater than last year for the quarterly period, $27.35 per room sold compared with $27.24. However, the average room rate for the six month period decreased compared to prior year, $34.79 compared to $35.08. The primary reason for the lodging revenue increase in the quarter was an additional 3,800, or 6.4%, rooms sold in the quarter ended December 31, 2003, than in the comparable quarter of 2002, despite the new Thunder Valley Casino, which opened June 9, 2003. Sands management’s interactions with California patrons found their interest in coming to Reno and to the Sands remained strong, but that many had trialed the new casino and anecdotal evidence suggested many Californians had arrived in Reno with smaller than normal gaming budgets.

The Sands’ income from operations was a $59,000 loss in the quarter ended December 31, 2003, as compared to a loss of $183,000 in the quarter ended December 31, 2002. The expense margin for the Sands improved from 102.5% to 100.8% in the quarter-to-quarter comparison mainly due to changes in the Sands management structure and a smaller projected management bonus due to operational profit tracking behind established goals.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

For the six months ended December 31, 2003, the Sands had income from operations of $1.0 million, compared to $1.6 million in the six months ended December 31, 2002. In contrast to the quarterly results, the expense margin for the six month period ended December 31, 2003 was higher than the prior year, 93.9% compared to 90.6%. The decline in income from operations was primarily due to the Sands not achieving the economies of scale associated with the heavy business volumes of the summer of 2002, increased marketing and advertising costs during the current fiscal year, and new taxes enacted by the 2003 Nevada Legislature.

The following table highlights the Sands’ various sources of revenues and expenses for the:

	THREE MONTHS ENDED DECEMBER 31,			SIX MONTHS ENDED DECEMBER 31,
(dollars in thousands)	2002	2003	PERCENT	2002	2003	PERCENT
Gaming revenues	$4,861	$5,027	3.4%	$10,712	$10,459	-2.4%
Gaming expenses	$2,245	$2,321	3.4%	$4,778	$4,752	-0.5%
Expense margin	46.2%	46.2%		44.6%	45.4%
Lodging revenues	$1,709	$1,729	1.2%	$4,674	$4,604	-1.5%
Lodging expenses	$1,010	$960	-5.0%	$2,089	$1,994	-4.5%
Expense margin	59.1%	55.5%		44.7%	43.3%
Food and beverage revenues	$1,167	$1,118	-4.2%	$2,608	$2,396	-8.1%
Food and beverage expenses	$725	$742	2.3%	$1,656	$1,592	-3.9%
Expense margin	62.1%	66.4%		63.5%	66.4%
Total net revenues	$7,355	$7,346	-0.1%	$17,151	$16,530	-3.6%
Total operating expenses	$7,538	$7,405	-1.8%	$15,541	$15,515	-0.2%
Expense margin	102.5%	100.8%		90.6%	93.9%
Maintenance and utilities	$837	$809	-3.3%	$1,792	$1,753	-2.2%
Percent of net revenues	11.4%	11.0%		10.4%	10.6%
General and Administrative	$1,791	$1,584	-11.6%	$3,384	$3,480	2.8%
Percent of net revenues	24.4%	21.6%		19.7%	21.1%

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

GOLD RANCH CASINO AND RV RESORT. For the three months and six month periods ended December 31, 2003, Gold Ranch had net revenues of $5.4 million and $12.1 million, respectively. This reflects an increase from the $5.1 million and $11.0 million in net revenues for Gold Ranch in the respective periods of 2002.

The largest revenue component at the Gold Ranch is a high volume ARCO gas station and convenience store, and this revenue center accounted for nearly all of the revenue increases. A change in the price of gasoline can greatly influence total revenues but have a minimal impact on profitability. The average retail price of a gallon of gasoline was $1.62 for the quarter ended, and $1.72 for the six months ended, December 31, 2003. This compares with an average price of $1.42 and $1.44 for the respective three and six month periods in 2002. Despite the price increase, the gas station sold 1.8% more gallons of gasoline in the six months ended December 31, 2003 than in the six months ended December 31, 2002.

Gaming revenue for Gold Ranch is comprised of slot machine revenue and, to a lesser degree, revenue from a California Lottery station. Gaming revenue was essentially flat to last year for both the three month period, $1.4 million, and the six month period, $3.0 million. Company management feels the first quarter of the current fiscal year’s gaming results were negatively impacted by the timing of an unusually large number of jackpots and the second quarter was affected by poor weather on weekends and unusually competitive gasoline prices on the I-80 corridor in California.

Gold Ranch income from operations for the quarter ended December 31, 2003 was $359,000, a small increase from $350,000 for the quarter ended December 31, 2002. Income from operations was higher primarily due to lower management bonus accruals as the property tracked below operating targets. For the six months ended December 31, 2003, income from operations was $41,000 lower than the six months ended December 31, 2002, primarily attributable to several direct mail and other promotions, which supported incremental customer volume, but also increased costs.

The following table highlights Gold Ranch’s various sources of revenues and expenses for the:

	THREE MONTHS ENDED DECEMBER 31,			SIX MONTHS ENDED DECEMBER 31,
(dollars in thousands)	2002	2003	PERCENT	2002	2003	PERCENT
Gaming revenues	$1,376	$1,390	1.0%	$2,996	$2,989	-0.2%
Gaming expenses	$488	$557	14.1%	$984	$1,166	18.5%
Expense margin	35.5%	40.1%		32.8%	39.0%
Lodging revenues	$69	$106	53.6%	$208	$305	46.6%
Lodging expenses	$38	$41	7.9%	$74	$99	33.8%
Expense margin	55.1%	38.7%		35.6%	32.5%
Food and beverage revenues	$426	$378	-11.3%	$905	$829	-8.4%
Food and beverage expenses	$293	$275	-6.1%	$566	$562	-0.7%
Expense margin	68.8%	72.8%		62.5%	67.8%
Fuel and convenience store revenues	$3,387	$3,647	7.7%	$7,124	$8,244	15.7%
Fuel and convenience store expenses	$3,175	$3,429	8.0%	$6,698	$7,733	15.5%
Expense margin	93.7%	94.0%		94.0%	93.8%
Total net revenues	$5,091	$5,399	6.0%	$10,996	$12,135	10.4%
Total operating expenses	$4,741	$5,040	6.3%	$9,921	$11,101	11.9%
Expense margin	93.1%	93.4%		90.2%	91.5%
Maintenance and utilities	$161	$177	9.9%	$365	$354	-3.0%
Percent of net revenues	3.2%	3.3%		3.3%	2.9%
General and Administrative	$513	$441	-14.0%	$1,039	$963	-7.3%
Percent of net revenues	10.1%	8.2%		9.4%	7.9%

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

CORPORATE COSTS. Corporate costs, including public company reporting and related legal and accounting fees, were $60,000 and $139,000 in the three and six months ended December 31, 2003, respectively, a decline from $114,000 and $200,000 in the three and six months ended December 31, 2002. The prior year had one-time legal and accounting costs associated with the acquisition of Gold Ranch, and the Company reduced the amount spent on the production of its annual report and other public reporting.

INTEREST EXPENSE. Interest expense was $171,000 and $389,000 for the three and six month periods ended December 31, 2003, versus $318,000 and $668,000 for the three months ended December 31, 2002. The primary reason for the reduction was the Company’s continued pay down of its long-term line of credit with cash generated from operations. Additionally, during the six months ended December 31, 2003 the Company received settlements of $4.4 million on a note receivable it held in connection with its December 1998 sale of the Copa Casino and much of the proceeds were used to reduce the line of credit. See related disclosure “Gain on Previously Reserved Note Receivable” below.

LOSS ON DISCONTINUATION/ABANDONMENT OF NEW PROJECTS. The Company had pursued an opportunity to expand the number of slot machines it had in one of its slot route locations from the current 8 machines to 150. The Company feels it maintains the required non-restricted state license to turn this operation into a casino; however, in January 2004, the Reno city council denied the Company’s request to expand, and a loss was taken in the amount of the $46,000 costs incurred to-date. The Company feels the action taken by the council was erroneous and plans to take action against the city in this case. In the prior year six month period, the Company abandoned its plans to build a casino in Minden, Nevada, resulting in a loss of $59,000.

GAIN ON PREVIOUSLY RESERVED NOTE RECEIVABLE. On November 13, 2003, the Company reached an agreement with Gulfside Casino Partnership (d/b/a the Copa Casino in Gulfport, Mississippi), regarding a final settlement of amounts owing to the Company pursuant to a non-interest bearing promissory note issued to the Company in connection with its December 1998 sale of its interest in Copa. The terms of the note required the Copa to make a monthly payment to the Company in an amount equal to the greater of $15,000 or 2% of the Copa’s gross gaming revenues (4% beginning July 2004) until paid in full. At the time of settlement, the unpaid balance of the note was $5.0 million. On November 28, 2003, the Company received a $4.0 million cash payment as final settlement under the note. The Company had not previously recognized a gain on the settlement amount due primarily to the Company’s uncertainty of the Copa’s current management’s ability to obtain long-term financing, as well as competitive, legal, financial, environmental and various other risks facing the casino. As a result, in the six months ended December 31, 2003, the Company has recognized a gain of the full settlement amount of $4.0 million plus debt service payments of $387,000 made during the period.

TAX PROVISION- GAIN ON NOTE RECEIVABLE. At the time of the Copa Casino sale the Company’s tax basis in the Copa was $7.3 million. The full value of the note, $8.0 million, and the $500,000 initial cash payment, were recorded for tax purposes without an allowance for collectibility. This created a deferred tax gain of $1.2 million. For tax purposes, no gain is realized on the settlement amount as all proceeds have been applied first to the deferred gain and then to the to the Company’s tax basis in the property. Further, a tax benefit of $348,000 has been recognized on the $1.0 million forgiven as terms of the settlement, further reducing the tax provision for the six months ended December 31, 2003 and increasing the tax benefit for the three months ended December 31, 2003.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

Capital resources and liquidity

The Company’s working capital decreased from $1.6 million at June 30, 2003, to $715,000 at December 31, 2003. The Company’s cash and cash equivalents decreased from $4.0 million at June 30, 2003, to $3.4 million at December 31, 2003, as the Company continued to use all available operating cash to pay down its line of credit and reduce interest charges. Cash flow from operations provided $3.6 million during the six month period ended December 31, 2003, compared to $3.0 million for the comparable period of the prior year. Investing activities provided $4.4 million from the settlement of a note receivable and used $1.3 million acquiring capital assets and used $1.1 million on costs and a deposit associated with the acquisition of a casino (see next paragraph). Long-term debt was reduced by $6.5 million during the six month period ended December 31, 2003, and on that date, the Company had unused credit lines under its reducing revolving credit facility of $12.1 million.

On December 8, 2003, the Company announced the signing of an agreement to purchase Rail City Casino in Sparks, Nevada, from Alliance Gaming Corporation. The expected purchase price is approximately $38 million, consisting of approximately $35 million in cash and approximately $3 million in subordinated debt carried by the seller. The final purchase amount will be based on the twelve-month financial performance of Rail City prior to closing of the sale expected to be in the spring of 2004, pending regulatory approval. The Company intends to fund the acquisition primarily through the refinancing of its current line of credit.

At December 31, 2003, the Company believes that its cash funds, cash generated from operations, and available borrowing capacity will be sufficient to fund its operations, meet current debt obligations, and fulfill its capital expenditure obligations for the foreseeable future; however, the Company’s operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing or delaying planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of December 31, 2003. Other than those identified as item (1) and (2) below, the Company has no off-balance sheet obligations.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long term debt	$6,186,273	$828,089	$1,629,428	$2,027,411	$1,701,345
Operating leases (1)	4,983,333	575,000	1,150,000	1,150,000	2,108,333
Other (2)	1,760,330	203,115	406,230	406,230	744,755

	$12,929,936	$1,606,204	$3,185,658	$3,583,641	$4,554,433

(1)	Represents contractual lease obligations to Prospector Gaming Enterprises (PGE) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without significant expansion of the gaming facilities.

(2)	Represents management fees due to PGE in connection with the RV park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates.

The Company has made a $1.0 million non-refundable deposit as earnest money toward the purchase of the Rail City Casino.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

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

Other factors affecting current and future results

NATIVE AMERICAN GAMING. The expansion of Native American casinos in California, Oregon, and Washington continues to have an impact on casino revenues in the Reno-Tahoe market. The extent of the impact to the Company is difficult to isolate and the future impact is difficult to predict. A significant portion of the Company’s customer base is substantially unaffected by the proliferation of gaming as it is made up of western Nevada and eastern California residents, which are geographically much closer to the Reno area than existing Native American casinos. However, if other Reno area casinos lose tourist business due to competition from Native American casinos, they may intensify their marketing efforts to local residents as well, which could have a material adverse effect on the Company’s operational performance.

DOWNTOWN RENO RAILROAD TRENCH. Work has begun on a project to build a trench through downtown Reno for the purpose of constructing a below grade rail transport corridor. Known as ReTRAC (Reno Transportation Railroad Access Corridor), the project is anticipated to take approximately 3 years to be completed. Currently, Union Pacific’s railroad tracks dissect downtown Reno, as well as the Sands’ parking facilities. ReTRAC has temporarily taken nearly 300 of the Sands parking spaces to build an interim railroad track known as the “shoo-fly”. The Company has also been informed that a small number of parking spaces and Sands’ pedestrian overpass structure will be permanently lost.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

The law requires that the Sands be given alternate parking or compensation for spaces and structures permanently or temporarily lost due to the project. In July 2003, the Sands received compensation amounting to approximately $582,000 for its contribution to the project. The Company is amortizing $428,000 of the proceeds over the anticipated length of the project (May 2003 through November 2006). Part of the proceeds, $154,000 represents land, specifically parking spaces, that were effectively sold to the City of Reno. The Company feels it may not have been compensated fully for its contribution to the project. Negotiations are continuing for a replacement bridge and additional parking, and as of the date of this report, the Company is in active negotiations with ReTRAC, and reviewing its alternatives.

The effect of trench construction on downtown Reno’s business levels, and specifically the business levels of the Sands, is hard to quantify, as any potential downside due to customer inconvenience could be somewhat offset by opportunities, such as the effect this major construction project will have on the Reno area economy. In light of these uncertainties, the Company feels this project could have an adverse material impact on the business levels of its downtown Reno property.

ACQUISITION OF RAIL CITY. On December 5, 2003, the Company entered into an agreement to acquire Rail City Casino. The closing of the acquisition is subject to customary closing conditions and we cannot make any assurances that the acquisition will be completed as expected. We will have to successfully obtain financing in order to complete this acquisition. In addition, the success of our acquisition of Rail City will depend on a number of factors, including the successful integration of the operations of Rail City. The difficulties of combining the operations of Rail City with that of the Company include, among others:

•	retaining key employees;

•	consolidating administrative infrastructures;

•	coordinating sales and marketing functions; and

•	minimizing the diversion of management’s attention from ongoing business concerns.

In addition, even if we are able to integrate Rail City’s operations successfully, this integration may not result in the realization of the full benefits and growth opportunities that we expect or that these benefits will be achieved within the anticipated time frame. We cannot assure you that will be able to obtain the necessary financing to close the acquisition or that the integration of Rail City with us will result in the realization of the full benefits anticipated by us to result from the acquisition. Our failure to achieve these benefits could have a material adverse effect on our results of operations.

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

Additionally, the interest rate of the Company’s subordinated debt, which has a principal balance of $4.4 million at December 31, 2003, varies directly with a change in the Prime index. A full percentage point change in the Prime index will have a maximum yearly financial impact of less than $44 thousand, declining as principal is paid down. This subordinated debt is limited to a maximum increase or decrease of 1% per year, and a maximum fluctuation of 3% over the term of the note.

Finally, terms of the Company’s RV park management agreement with Prospector Gaming Enterprises (“PGE”), referenced as (2) in the Commitments and Contingencies section of this Report, state that the Company pay monthly an amount equal to 120% of PGE’s debt service on the underlying RV park note, which varies directly with changes in the Prime index. The financial impact to the Company of a full one percent increase in the Prime index is less than $25 thousand per year. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A more complete discussion of these debt instruments is included in the Company’s 2003 Form 10-K.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended, reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

On November 3, 2003, the Company conducted its annual meeting in Reno, Nevada, in which 3 proposals were put before the shareholders. Each proposal passed as follows:

Proposal 1

To amend the Company’s Articles of Incorporation to eliminate the staggered Board of Directors and provide for the annual election of all Directors.

	Votes cast for		Votes cast against or withheld		Abstentions
	4,769,293	99.4%	26,490	0.6%	2,004	0.0%

Proposal 2

To elect three (3) directors, each to serve for a one-year term (or for three-year terms if Proposal No. 1 is not adopted and approved) or until their respective successors are duly elected and qualified.

	Votes cast for		Votes cast against or withheld
Jon N. Bengtson	4,792,242	99.9%	5,545	0.1%

Larry Tuntland	4,792,252	99.9%	5,535	0.1%

David R. Grundy	4,792,252	99.9%	5,535	0.1%

Proposal 3

To amend the Company’s Articles of Incorporation to reduce the votes required for certain corporate transactions from two-thirds of the outstanding shares of each class of stock entitled to vote to a majority of the outstanding shares of each class of stock entitled to vote.

	Votes cast for		Votes cast against or withheld		Abstentions		Broker non- votes
	3,407,187	71.0%	40,471	0.8%	3,668	0.1%	1,346,441	28.1%

Item 5.	Other Information

None

THE SANDS REGENT AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

( a ) Exhibits

Exhibit 10.1	Stock Purchase Agreement by and among Alliance Gaming Corporation, APT Games, Inc. and The Sands Regent with respect to Plantation Investments, Inc. d/b/a Rail City Casino dated December 5, 2003.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

Exhibit 31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( b ) Reports on Form 8-K

Form 8-K filed December 1, 2003 with the SEC relating to the note settlement with Gulfside Casino Partnership.

Form 8-K filed December 8, 2003 with the SEC relating to the purchase of Rail City Casino in Sparks, Navada.

THE SANDS REGENT AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT (Registrant)

Date: February 17, 2004	By:	/S/ FERENC B. SZONY

Ferenc B. Szony, President and Chief Executive Officer

Date: February 17, 2004	By:	/S/ ROBERT J. MEDEIROS

Robert J. Medeiros, Chief Financial and Principal Accounting Officer