Form 10-Q/A
period 2003-12-31
SANDS REGENT
filed 2004-03-15
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

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

Explanatory Note: The purpose of filing this Quarterly Report on Form 10-Q/A is to correct the period covered by Exhibit 32, which should have been the quarter ended December 31, 2003 not the quarter ended September 30, 2003 as originally presented.

THE SANDS REGENT AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT (Registrant)

Date: March 15, 2004	By:	/S/ FERENC B. SZONY

Ferenc B. Szony, President and Chief Executive Officer

Date: March 15, 2004	By:	/S/ ROBERT J. MEDEIROS

Robert J. Medeiros, Chief Financial and Principal Accounting Officer

20