Form 10-K/A
period 2003-06-30
SANDS REGENT
filed 2004-03-16
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

THE SANDS REGENT

INDEX TO FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2003

EXPLANATORY NOTE

Explanatory Note: The purpose of filing this Annual Report on Form 10-K/A is to correct or clarify the following with respect to Item 8. Financial Statements and Supplementary Data.

1)	Consolidated Statements of Operations. Other Income/ Expense caption “Gain on sale of subsidiaries” has been retitled to “Collections on a previously reserved note receivable”.

2)	Note 1(a) tabular information presented as year ended June 30, 2002 pro forma earnings per share (basic) should be earnings of $.07 instead of a loss of ($.04) as originally presented.

3)	New disclosures have been added relating to Self-Insurance Accrued Liability, Litigation Accrued Liability, and Customer Reward Program Accrued Liability; presented as Note 1 (j), (k), and (l), respectively. Conforming language has been added to all relevant disclosures.

4)	Disclosure related to Note 1(k) Impairment of Long-Lived Assets has been expanded and presented as Note 1(n).

5)	Independent Auditors’ Report has been expanded to cover Item 14, Schedule II- Valuation and Qualifying Accounts.

6)	Tabular pro forma information relating to stock-based compensation moved from Note 7 to Note 1(u).

PART I

ITEM 1.	BUSINESS

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

Self-insurance accrued liability

The Company is self-insured for various levels of general liability, worker’s compensation, and employee medical insurance. Insurance claims liability includes estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, the Company makes judgments based on historical claims experience, accident frequency, severity, and the experience of industry agents, administrators, and others, as appropriate.

Litigation accrued liability

The Company assesses its exposure to loss contingencies including legal matters and provides for an exposure if it is judged to be probable and estimatable. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted.

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

INTEREST INCOME AND EXPENSE.    Effective June 1, 2002, the Company’s principal long term debt instrument was in the form of a revolving line of credit. Rather than draw interest income on its excess operating cash, the Company found it beneficial to reduce interest expense in fiscal 2003 by making voluntary principal payments to its line of credit. As a result, interest income decreased from $178,000 in fiscal 2002 to $8,000 in fiscal 2003. However, interest expense decreased from $1.6 million in the year ended June 30, 2002, to $1.2 million in the year ended June 30, 2003, despite the Company carrying a higher average debt load during fiscal 2003. The Company carried an average debt load of approximately $10.7 million in fiscal 2002. The balance of long term debt at the beginning of fiscal 2003 was $19.9 million, throughout the fiscal year the Company made principal payments of $6.5 million, and by June 30, 2003, the Company’s long-term debt balance was $13.4 million. The effective interest rate of the Company’s long term debt prior the June 1, 2002 Gold Ranch acquisition was 10.75%, and throughout fiscal 2003 it was approximately 7.2%.

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

THE SANDS REGENT

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

The Sands Regent:

We have audited the accompanying consolidated balance sheets of The Sands Regent and subsidiaries (the “Company”) as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Sands Regent and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

THE SANDS REGENT

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2003	2002	2001
REVENUES
Gaming	$27,184,335	$21,173,695	$22,218,940
Lodging	8,877,706	8,040,613	9,073,917
Food and beverage	6,794,931	5,615,082	5,356,210
Fuel and convenience store	14,817,068	1,070,216	—
Other	1,639,794	1,390,847	1,429,436

	59,313,834	37,290,453	38,078,503
Less promotional allowances	3,653,113	3,223,035	2,315,267

Net revenues	55,660,721	34,067,418	35,763,236

OPERATING EXPENSES
Gaming	11,780,343	10,247,630	10,388,503
Lodging	4,146,725	3,963,137	4,419,393
Food and beverage	4,065,562	3,361,819	4,226,147
Fuel and convenience store	14,045,138	1,003,910	—
Other	582,306	578,107	583,037
Maintenance and utilities	4,200,830	3,500,974	3,302,847
General and administrative	9,017,597	7,033,050	6,924,116
Depreciation and amortization	3,529,802	3,110,538	2,972,763

	51,368,303	32,799,165	32,816,806

INCOME FROM OPERATIONS	4,292,418	1,268,253	2,946,430

OTHER INCOME / EXPENSE
Interest and other income	8,205	178,470	426,827
Interest and other expense	(1,215,971)	(1,585,412)	(1,154,975)
Non-recurring insurance lawsuit settlement	(547,205)	—	—
Loss on disposal of property and equipment, and abandonment of new project	(140,019)	(182,127)	(391,190)
Collection on note receivable previously reserved	413,021	—	—

	(1,481,969)	(1,589,069)	(1,119,338)

NET INCOME (LOSS) BEFORE INCOME TAXES	2,810,449	(320,816)	1,827,092
INCOME TAX (PROVISION) BENEFIT	(942,056)	132,188	(594,783)

NET INCOME (LOSS)	$1,868,393	$(188,628)	$1,232,309

NET INCOME (LOSS) PER SHARE
BASIC	$0.38	$(0.04)	$0.27
DILUTED	$0.36	$(0.04)	$0.26

WEIGHTED AVERAGE OF SHARES OUTSTANDING
BASIC	4,930,713	4,558,907	4,500,614
DILUTED	5,196,478	4,558,907	4,751,774

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

Because year-to-year comparisons are affected by the Gold Ranch acquisition, the following is pro-forma financial information that is presented as if the acquisition had been effective at the beginning of fiscal 2002. (dollars in thousands):

	Years ended June 30,
	2003	2002
Net revenues as reported	55,661	34,067
Proforma net revenues	55,661	54,346

Net income (loss) as reported	1,868	(189)
Gold Ranch proforma net income	—	558
Increase in unallocated corporate costs	—	(68)
Proforma net income	1,868	301

Proforma earnings per share
Basic	0.38	0.07
Diluted	0.36	0.06

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

(j)    Self-insurance accrued liability

The Company is self-insured for various levels of general liability, worker’s compensation, and employee medical insurance. Insurance claims liability includes estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, the Company makes judgments based on historical claims experience, accident frequency, severity, and the experience of industry agents, administrators, and others, as appropriate. The actual self-insurance liability has not differed materially from accrued estimated amounts for the years presented.

(k)    Litigation accrued liability

The Company assesses its exposure to loss contingencies including legal matters and provides for an exposure if it is judged to be probable and estimatable. If the actual loss from a contingency differs form management’s estimate, operating result could be impacted. The actual litigation liability has not differed materially from accrued estimated amounts for the years presented with one exception.

In the year ended June 30, 2003, the Company realized $547,000 in legal fees and settlement costs associated with a personal injury claim, which arose out of an April 2000 incident. The Company maintains general liability insurance to protect itself from personal injury claims in excess of a contracted deductible. For the year ended June 30, 2002, the Company did not accrue a liability for this claim as in the Company’s estimation any material payout was remote. Further, this claim was insured subject to a $35,000 deductible. Subsequently, the Company was informed that the insurance carrier during the period, Legion Indemnity, had become insolvent and was not expected to make any payment to the claimant or the Company. In July 2003, the Company settled with the claimant and is seeking recovery of its loss from the Company’s insurance broker at the time. Any recovery will be realized and recorded when received. Other potential liabilities emulating from the same 2 year period the Company was insured by Legion Indemnity have been identified and the Company feels have been sufficiently accrued for. The statute of limitations has expired for additional claims arising out of this period.

(l)    Customer reward program accrued liability

The Company has in place a rewards system based on customer gaming play. Rewards are redeemable for complimentary hotel rooms, food, beverage, merchandise, and, in many cases, cash. A significant amount of rewards earned by customers expire without redemption. The Company estimates the percentage of rewards earned which will be redeemed based on experience and special circumstances. The actual self-insurance liability has not differed materially from accrued estimated amounts.

(m)    Goodwill and other intangible assets

Intangible assets, which consists of trademarks, trade names, customer database, grandfathered gaming location, and goodwill, represent the excess of the total acquisition costs over the fair market value of net tangible assets acquired in a business combination. Goodwill and other intangibles are reviewed annually for impairment and if necessary, an impairment loss will be recorded.

(n)    Impairment of long-lived assets

Asset listings are maintained by the Company and are grouped by revenue center or by department. Revenues and certain direct costs can be linked to individual assets, but the lowest level for which identifiable cash flows can be determined that are largely independent of the cash flows of other assets and liabilities is at the property level. Therefore, whenever events or circumstances indicate that a property’s carrying amount may not be recoverable, its carrying value is compared to the anticipated current and projected cash flows of the asset, or group of assets, to determine if impairment has occurred. The Company does not believe that any events or circumstances have occurred that would require the realization or recognition of an impairment in the three fiscal years ended June 30, 2003.

(o)    Concentrations of credit risk

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(q)    Income taxes

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109- “Accounting for Income Taxes”. In accordance with SFAS No. 109, the asset and liability method of accounting for income taxes is utilized whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has a March 31 tax year-end.

(r)    Fair value of financial instruments

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

(s)    Use of estimates

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

(t)    Reclassifications

Reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

(u)    Recent Pronouncements of the Financial Accounting Standards Board (“FASB”) and other authoritative accounting pronouncements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Allowance for Doubtful Accounts Receivable

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Year ended June 30, 2003	$29	$98	$(66)	$61
Year ended June 30, 2002	54	82	(107)	29
Year ended June 30, 2001	21	78	(45)	54

(a)(3)    Exhibits

2	(a)	Asset Purchase Agreement dated as of December 27, 2001, by and between Prospector Gaming Enterprises, Inc., a Nevada corporation, and Last Chance, Inc., a Nevada corporation. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

3	(a)(i)	Restated Articles of Incorporation of the Company (Exhibit 3(a) to the Company’s Registration Statement (Registration No. 2-93453) on Form S-1).*

3	(a)(ii)	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 2, 1987 (Exhibit 4(a) to the Company’s Form 10-Q for the quarter ended December 31, 1987).*

3	(a)(iii)	Certificate of Correction Pursuant to NRS 78.0295 of the Company, dated August 18, 2000 (Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended September 30, 2000).*

3	(b)(i)	Amended and Restated Bylaws of the Company, as amended, dated April 29, 1985, (Exhibit 3(b) to the Company’s Form 10-K for the fiscal year ended June 30, 1985).*

3	(b)(ii)	Resolution of Amendment to the Bylaws of the Company, dated November 2, 1987 (Exhibit 4(b) to the Company’s Form 10-Q for the quarter ended December 31, 1987).*

3	(b)(iii)	Certificate of Amendment of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, dated January 10, 1996 (Exhibit 3(b)(iii) to the Company’s Form 10-K for the fiscal year ended June 30, 1996).*

3	(b)(iv)	Amendment to Section 4.15 of Article IV of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, dated February 11, 2002. (Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended March 31, 2002). *

3	(b)(v)	Amendment to Section 5.01 of Article V of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, Regarding Officer Requirements, effective as of August 20, 2002. *

3	(b)(vi)	Amendment to Section 5.09 of Article V of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, regarding Duties of Treasurer, effective as of August 20, 2002.*

4	(a)	Amended Trust Agreement, dated February 22, 1987, among Antonia Cladianos II as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(a) to the Company’s Form 10-K for the fiscal year ended June 30, 1987).*

4	(b)	Amended Trust Agreement, dated February 19, 1987, among Pete Cladianos III as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended June 30, 1987).*

10	(a)	Second Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated November 6, 2000 (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2000).*

10	(b)	Non-Qualified Stock Option Agreement, dated May 11, 1998, by and between Louis J. Phillips and The Sands Regent. (Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended June 30, 1998).*

10	(c)	Form of Indemnity Agreement for Directors and Officers of the Company (Exhibit 10(f) to the Company’s Form 10-K for the fiscal year ended June 30, 1988). *

10	(d)	Reducing Revolving Line of Credit Loan Agreement, dated May 31, 2002, by and between Nevada State Bank and The Sands Regent, Zante, Inc. and Last Chance, Inc.; and the related Reducing Revolving Line of Credit Promissory Note secured by Deed of Trust; Deed of Trust and Security Agreement and Fixture Filing with Assignment of Rents (Zante, Inc.); Deed of Trust and Security Agreement and Fixture Filing with Assignment of Rents (California Prospectors, Ltd.,); Deed of Trust and Security Agreement and Fixture Filing with Assignment of Rents (Last Chance, Inc.); and Stock Pledge Agreement. *

10	(e)	Secured Promissory Note, dated June 1, 2002, by and between Last Chance, Inc. and Prospector Gaming Enterprises, Inc. *

10	(f)	Loan and Security Agreement, dated December 3, 1999, by and between Foothill Capital Corporation and Zante, Inc.; and the related Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents; General Continuing Guarantee; Guarantor Security Agreement; and Stock Pledge Agreement (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 1999). *

10	(g)	Agreement, dated November 6, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino Partnership and The Sands Regent (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended September 30, 1998). *

10	(h)	First Amendment to Agreement, dated December 23, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino Partnership and The Sands Regent; and the related Promissory Note and Royalty Agreement. (Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended June 30, 1999). *

10	(i)	Employment Agreement, dated December 15, 1998, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 1999).*

10	(j)	Amendment to Employment Agreement, dated December 15, 1999, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended December 31, 1999). *

10	(k)	Executive Bonus Agreement, dated January 3, 2001, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 2001). *

10	(l)	Gold Ranch Casino Lease, dated as of December 27, 2001, by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C., a Nevada limited liability company (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10	(m)	Amendment to Lease (Gold Ranch Casino Lease, dated December 27, 2001), dated May 31, 2002 by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C. *

10	(n)	Option to Purchase the Gold Ranch Casino Property and Improvements, The Leach Field Property, the Frontage Parcel, the California Lottery Station and the California Lottery Property, and the Right of First Refusal, dated as of December 27, 2001, by and among Prospector Gaming Enterprises, Inc., Target Investments, L.L.C. and Last Chance, Inc. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

10	(o)	Member’s Interest Purchase and Sale Agreement, dated as of December 27, 2001, by and among Peter and Turkey Stremmel, husband and wife, Steve and Henrietta Stremmel, husband and wife, and Last Chance, Inc. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

10	(p)	Option to Purchase All Assets of Gold Ranch RV Resort Business and Right of First Refusal, dated as of December 27, 2001, by and between Gold Ranch RV Resort, LLC, a Nevada limited liability company, and Last Chance, Inc. (Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

10	(q)	Gold Ranch RV Resort Management Agreement, dated as of December 27, 2001 by and between Gold Ranch RV Resort, LLC, a Nevada limited liability company, and Last Chance, Inc. (Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

10	(r)	Option to Purchase the RV Park Property and Right of First Refusal, dated as of December 27, 2001, by and between Prospector Gaming Enterprises, Inc. and Last Chance, Inc. (Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

10	(s)	Agreement, dated as of May 24, 2002, by and between Prospector Gaming Enterprises, Inc., California Prospectors, Ltd., a Nevada limited liability company, Target Investments, LLC, Gold Ranch RV Resort, LLC, Stremmel Capital Group, Ltd., a Nevada limited liability company, Steve Stremmel and Peter Stremmel, Last Chance, Inc., and The Sands Regent. (Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed June 14, 2002)*

10	(t)	Employment Agreement, dated as of June 1, 2002, by and between Robert J. Medeiros (as Chief Operating Officer) and The Sands Regent. *

10	(u)	Management Agreement, dated as of May 31, 2002, by and between Prospector Gaming Enterprises, Inc., and Last Chance Inc. *

21		Subsidiaries. **

23		Consent of Deloitte & Touche LLP. **

31		Rule 13a - 14(a)/15d – 14(a) Certifications. **

32	(+)	Section 1350 Certifications.**

*	Incorporated by reference
**	Filed herewith
+	In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

(b)	Reports on Form 8-K.

None

(c)	Index to exhibits.

See list above in Item 14(a)(3)

(d)	Financial statement schedules.

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

THE SANDS REGENT

Date: March 15, 2004	By:	/s/ FERENC B. SZONY
Ferenc B. Szony
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Capacity	Date

/s/ KATHERENE LATHAM Katherene Latham	Chairman of the Board	March 15, 2004

/s/ PETE CLADIANOS, JR. Pete Cladianos, Jr.	Vice Chairman of the Board	March 15, 2004

/s/ FERENC B. SZONY Ferenc B. Szony	President and Chief Executive Officer	March 15, 2004

/s/ ROBERT J. MEDEIROS Robert J. Medeiros	Chief Operating and Principal Accounting Officer	March 15, 2004

/s/ PETE CLADIANOS III Pete Cladianos III	Director & Secretary	March 15, 2004

/s/ JON N. BENGTSON Jon N. Bengtson	Director	March 15, 2004

/s/ DAVID R. GRUNDY David R. Grundy	Director	March 15, 2004

/s/ LOUIS J. PHILLIPS Louis J. Phillips	Director	March 15, 2004

/s/ LARRY TUNTLAND Larry Tuntland	Director	March 15, 2004