Form 10-Q
period 2004-03-31
SANDS REGENT
filed 2004-05-17
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 or

or

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

Yes ☐ No ☒

On May 14, 2004, the registrant had outstanding 5,646,555 shares of its common stock, $.10 par value.

THE SANDS REGENT AND SUBSIDIARIES

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SANDS REGENT AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
(Dollars in thousands except per share amounts)	2003	2004	2003	2004
Operating revenues
Gaming	$6,362	$6,762	$20,070	$20,210
Lodging	1,554	1,893	6,437	6,802
Food and beverage	1,250	1,609	4,763	4,834
Fuel and convenience store	3,849	3,558	10,905	11,735
Other	392	358	1,198	1,194

Gross revenues	13,407	14,180	43,373	44,775
Promotional allowances	906	1,007	2,725	2,937

Net revenues	12,501	13,173	40,648	41,838

Operating expenses
Gaming	2,819	3,193	8,582	9,110
Lodging	868	931	3,031	3,024
Food and beverage	764	1,060	2,987	3,213
Fuel and convenience store	3,637	3,362	10,323	11,074
Other	139	138	426	428
Maintenance and utilities	968	1,021	3,125	3,128
General and administrative	2,234	2,323	6,857	6,905
Depreciation and amortization	878	1,000	2,638	2,901

	12,307	13,028	37,969	39,783

Income from operations	194	145	2,679	2,055

Other income (expense)
Interest expense	(290)	(109)	(958)	(498)
Gain on previously reserved note receivable	205	—	205	4,393
Loss on abandonment of new projects	—	—	(59)	(46)
Other income (loss)	3	4	(80)	(37)

	(82)	(105)	(892)	3,812

Income before income taxes	112	40	1,787	5,867
Income tax provision	(35)	(10)	(610)	(420)

Net income	$77	$30	$1,177	$5,447

Net income per share
Basic	$0.02	$0.01	$0.24	$1.06
Diluted	0.01	0.01	0.23	1.01
Weighted average of shares outstanding
Basic	4,935,003	5,245,847	4,930,584	5,124,527
Diluted	5,254,912	5,579,159	5,214,903	5,402,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands except share data)	JUNE 30, 2003	MARCH 31, 2004
ASSETS
Cash and cash equivalents	$3,965	$4,001
Accounts receivable, net	675	508
Inventories	637	633
Federal income tax refund receivable	611	—
Prepaid expenses and other assets	1,247	962

Total current assets	7,135	6,104

Land	8,506	8,443
Buildings and improvements	40,999	41,335
Equipment, furniture and fixtures	20,569	21,004
Construction in progress	157	228

Total property and equipment	70,231	71,010
Less accumulated depreciation and amortization	34,700	36,856

Property and equipment, net	35,531	34,154

Goodwill	11,018	11,018
Other intangibles	1,356	1,356
Other	406	1,726

Total other assets	12,780	14,100

Total assets	$55,446	$54,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,669	$2,626
Accrued salaries, wages and benefits	1,612	1,487
Other accrued expenses	254	207
Federal income tax payable	—	52
Deferred federal income tax liability	206	86
Current maturities of long-term debt	806	16

Total current liabilities	5,547	4,474
Long-term debt	12,620	3,678
Deferred federal income tax liability	1,747	2,006

Total liabilities	19,914	10,158

Common stock ($.10 par value, 20,000,000 shares authorized; 7,357,055 issued at June 30, 2003; 8,049,555 issued at March 31, 2004)	736	810
Additional paid-in capital	13,967	17,115
Retained earnings	43,187	48,633

	57,890	66,558
Treasury stock (at cost; 2,403,000 shares)	(22,358)	(22,358)

Total stockholders’ equity	35,532	44,200

Total liabilities and stockholders’ equity	$55,446	$54,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE SANDS REGENT AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	NINE MONTHS ENDED MARCH 31,
(Dollars in thousands)	2003	2004
Operating Activities
Net income	$1,177	$5,447
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,638	2,901
Loss on disposal of property and equipment	146	42
Gain on previously reserved note receivable	—	(4,393)
Decrease in accounts receivable, net	53	167
Decrease in inventories	65	4
Decrease in prepaid expenses and other current assets	170	285
Decrease in other long term assets	28	90
Decrease in accounts payable	(306)	(57)
Increase (decrease) in other accrued expenses	511	(172)
Change in federal income taxes payable/receivable	475	663
Change in deferred federal income taxes	9	139

Net cash provided by operating activities	4,966	5,116

Investing Activities
Payments received on note receivable- sale of subsidiaries	529	4,393
Acquisitions of property and equipment	(1,307)	(1,553)
Payment of costs associated with Rail City acquisition	—	(1,333)
Payment for prior year purchases of property and equipment	(1,098)	(181)
Proceeds from sale of assets	26	181

Net cash (used in) provided by investing activities	(1,850)	1,507

Financing Activities
Payments on long-term debt	(4,847)	(11,336)
Issuance of long-term debt	—	1,604
Payment of costs relative to the issuance of long term debt	—	(77)
Issuance of Company common stock	33	3,222

Net cash used in financing activities	(4,814)	(6,587)

Net (decrease) increase in cash and cash equivalents	(1,698)	36
Cash and cash equivalents, beginning of period	5,628	3,965

Cash and cash equivalents, end of period	$3,930	$4,001

Supplemental disclosure of cash flow information
Interest paid	$958	$498
Federal income taxes paid	$125	$—
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accounts payable	$29	$195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of The Sands Regent (the “Company”) and its wholly-owned subsidiaries: Zante, Inc. (“Zante”), a Nevada corporation, and Last Chance, Inc. (“Last Chance”), a Nevada corporation. Zante owns and operates the Sands Regency Casino/Hotel (“Sands Regency”) in downtown Reno, Nevada. Last Chance owns and operates the Gold Ranch Casino and RV Resort in Verdi, Nevada, and California Prospectors, Ltd. (“California Prospectors”), a Nevada limited liability company, which operates a California Lottery station. Together, Last Chance and California Prospectors are presented as (“Gold Ranch”). On May 1, 2004, the Company acquired 100% of the common stock of Plantation Investments, Inc. a Nevada corporation. Plantation owns and operates the Rail City Casino (“Rail City”) in Sparks, Nevada.

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2003 Form 10-K. The consolidated balance sheet at June 30, 2003, was derived from the audited consolidated financial statements at that date. The interim consolidated financial information is unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. In the opinion of management, all adjustments and normally recurring accruals necessary to present fairly the financial condition of the Company as of March 31, 2004, and the results of its operations and its cash flows for the three and nine months ended March 31, 2004 and 2003 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors. Reclassifications have been made to the prior period’s consolidated financial statements to conform to the 2004 presentation.

NOTE 2 - EARNINGS PER SHARE

The Company reports “basic” earnings per share and “diluted” earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing reported net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. On March 25, 2004, the Company issued $1.6 million in convertible debt, which can be converted into 246,012 shares of common stock, and issued a warrant, which can be exercised for 100,000 shares of common stock. As of March 31, 2004, the convertible debt and the warrant have no impact to dilutive earnings and dilutive earnings per share. The following is a reconciliation of the number of shares (denominator) used in the basic computations (shares in thousands):

	THREE MONTHS ENDED MARCH 31,				NINE MONTHS ENDED MARCH 31,
	2003		2004		2003		2004
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Net income	4,935	$0.02	5,246	$0.01	4,931	$0.24	5,125	$1.06
Effect of dilutive stock options	320	(0.01)	333	—	284	(0.01)	277	(0.05)

Diluted	5,255	$0.01	5,579	$0.01	5,215	$0.23	5,402	$1.01

In the three and nine months ended March 31, 2004, there were no antidilutive shares, the exercise price of all vested shares exceeded the weighted average stock price for these periods.

THE SANDS REGENT AND SUBSIDIARIES

NOTES TO CONDENDES CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 - BUSINESS SEGMENTS

The Company reports business segment information based on geographic location. The following is a breakdown of relevant data by location. (Dollars in thousands)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2003	2004	2003	2004
Net revenues
Sands Regency Casino/Hotel	$6,988	$8,048	$24,139	$24,578
Gold Ranch Casino and RV Resort	5,513	5,125	16,509	17,260

	$12,501	$13,173	$40,648	$41,838

Income from operations
Sands Regency Casino/Hotel	$(110)	$152	$1,507	$1,167
Gold Ranch Casino and RV Resort	366	168	1,441	1,202
Corporate costs	(69)	(175)	(269)	(314)

	$194	$145	$2,679	$2,055

Depreciation and amortization
Sands Regency Casino/Hotel	$779	$871	$2,346	$2,546
Gold Ranch Casino and RV Resort	99	129	292	355

	$878	$1,000	$2,638	$2,901

NOTE 4- ADOPTION OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

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

THE SANDS REGENT AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 - STOCK OPTION AND STOCK INCENTIVE PLANS

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost based on their estimated fair market value at the grant dates for awards granted under the stock option plans, consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 - “Accounting for Stock-based Compensation - Transition and Disclosure”, using the Black-Scholes option pricing model, our net income and earnings per share would have been as follows:

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2003	2004	2003	2004
Net income as reported	$77	$30	$1,177	$5,447
Total stock-based employee compensation expense determined under the fair-value method for all awards, net of the related income tax benefits	(16)	(18)	(50)	(97)

Pro forma net income	$61	$12	$1,127	$5,350

Basic earnings per share:
As reported	$0.02	$0.01	$0.24	$1.06
Pro forma	0.01	0.00	0.23	1.04
Diluted earnings per share:
As reported	$0.01	$0.01	$0.23	$1.01
Pro forma	0.01	0.00	0.22	0.99

NOTE 6 - GAIN ON NOTE RECEIVABLE

On November 13, 2003, the Company reached an agreement with Gulfside Casino Partnership (d/b/a the Copa Casino in Gulfport, Mississippi), regarding a final settlement of amounts owed to The Sands Regent pursuant to a non-interest bearing promissory note issued to the Company in connection with its December 1998 sale of its interest in the Copa Casino. The terms of the note required a monthly payment to the Company in an amount equal to the greater of $15,000 or 2% of the Copa Casino’s gross gaming revenues (4% beginning July 2004) until the note is paid in full. At the time of the settlement, the unpaid balance of the note was $5.0 million. On November 28, 2003, the Company received a $4.0 million cash payment as final settlement under the note. The Company had not previously recognized a gain on the settlement amount due primarily to the Company’s uncertainty of the Copa’s current management’s ability to obtain long-term financing, as well as competitive, legal, financial, environmental and various other risks facing the casino. As a result, in December 2003, the Company recognized a gain for the full settlement amount of $4.0 million plus debt service payments of $387,000 made during the period.

At the time of the Copa Casino’s sale, the Company’s tax basis in the Copa Casino was $7.3 million. The full value of the note, $8.0 million, and the $500,000 initial cash payment, were recorded for tax purposes without an allowance for uncollectibility. This created a deferred tax gain of $1.2 million. For tax purposes, no gain is realized on the settlement amount as all proceeds have been applied first to the deferred gain and then to the Company’s tax basis in the property. Further, a tax benefit of $348,000 has been recognized on the $1.0 million forgiven under terms of the settlement, further reducing the tax provision for the nine months ended March 31, 2004.

THE SANDS REGENT AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 - DEBT AND EQUITY FINANCING BY PRIVATE INVESTOR

On March 25, 2004, the Company completed a financing arrangement by which it issued to a private investor (i) 500,000 shares of common stock for $5.22 per share, (ii) a warrant to purchase up to 100,000 shares of common stock at exercise price of $7.82 per share, and (iii) a secured convertible note in the amount of $1,604,000, with a conversion price of $6.52, and convertible into 246,012 shares of common stock.

NOTE 8 - SUBSEQUENT EVENTS

On December 8, 2003, the Company announced the signing of an agreement to purchase 100% of the common stock of Plantation, Investments, Inc. dba Rail City Casino in Sparks, Nevada, from Alliance Gaming Corporation. On May 1, 2004 the Company took over operations of the casino. The final purchase price is still being determined, but is anticipated to reach the previously negotiated cap of $37.9 million, plus costs and other fees, and plus or minus a working capital adjustment. The purchase was financed by debt and equity financing by a private investor and through new bank credit facilities. Additionally, the Company issued a $.9 million, 3-year, 11% interest per annum, subordinated note payable to Alliance Gaming Corporation, the seller of the Rail City property.

In connection with the Company’s purchase of Rail City Casino, the Company executed a syndicated financing arrangement (“Credit Agreement”) through Wells Fargo Bank. The Credit Agreement provides for a 5-year, $20,000,000 term loan collateralized by substantially all property and equipment of Zante, Inc. and Plantation Investments, Inc., and the furniture, fixtures, and equipment of Last Chance, Inc. The note has a variable interest rate based on LIBOR or the U.S. Prime Index plus an applicable margin as detailed in the Credit Agreement. The initial interest rate will be LIBOR plus 4% or Prime plus 2.5%. The loan assumes a 5-year amortization schedule, and matures on May 1, 2009 with interest and any unpaid principal due and payable on that date. Additionally, as part of the Credit Agreement, the Company secured a Wells Fargo Bank syndicated, 5-year, $22,000,000 revolving credit facility with collateralization and terms which are substantially similar to the term loan. The loan requires interest only payments and matures on May 1, 2009 with interest and any unpaid principal due and payable on that date.

The previous bank loan with a balance of $2.4 million on March 31, 2004, was paid in full in May 2004. This loan had deferred loan fees of approximately $275,000, which will be expensed in the fiscal quarter ended June 30, 2004.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Sands Regent and its subsidiaries (the “Company”) operate the Sands Regency Casino Hotel (the “Sands”) in downtown Reno, Nevada and the Gold Ranch Casino and RV Resort (the “Gold Ranch”) on Interstate-80 in Verdi, Nevada. The Sands has 830 hotel rooms and 5 restaurants including Tony Roma’s Famous for Ribs, Mel’s the Original diner, and Arby’s. It has a full selection of gaming alternatives, including 594 slot machines, 19 table games, keno, bingo, and a sportsbook operated by Leroy’s Race and Sportsbooks, a third party. Additionally, the Sands has a ‘Just for Laughs’ comedy club, a cabaret lounge, health spa, and a large outdoor pool. The Company acquired Gold Ranch on June 1, 2002. Gold Ranch’s gaming alternatives include 260 slot machines, a California lottery station on Gold Ranch’s property which straddles the Nevada/California border; and a Leroy’s sportsbook. Additionally, Gold Ranch has a 105 space RV park, 2 restaurants (a 24-hour family style restaurant and a Jack-in-the-Box), and an ARCO gas station and convenience store. The Company also owns a slot machine route with 17 locations in the Reno area.

On May 1, 2004, the Company acquired the Rail City Casino (“Rail City”) in Sparks, Nevada. Rail City Casino has approximately 16,600 square feet of gaming space housing 600 slots, 7 table games, keno, a Leroy’s sportsbook, a family-style restaurant and a sports bar. Rail City caters to a predominately local clientele. The exact purchase price of the acquisition is still being determined but is anticipated to be approximately $37.9 million, consisting of approximately $37 million in cash and an a $.9 million subordinated note issued to the seller.

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

Results of Operations- Three months and nine months ended March 31, 2004, as compared to the three and nine months ended March 31, 2003.

CONSOLIDATED RESULTS. For the three months ended March 31, 2004, the Company’s net revenues increased from $12.5 million to $13.2 million, or 5.4%, from the three months ended March 31, 2003. However, Gold Ranch net revenues were down 6.9% from the prior year quarter due in part to 3.4% less traffic on Interstate 80, as measured by the Nevada Department of Transportation, and due to an usual and unstable gasoline market in northern California and northern Nevada. In the quarter ended March 31, 2004, gasoline gallons sold at Gold Ranch were down 11.2% from the March 2003 quarter. On the other hand, air traffic was materially higher for the March 31, 2004 quarter as compared to the same quarter of last year, and net revenue increases at the Sands Reno property more than offset the net revenue shortfall experienced by Gold Ranch.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended March 31, 2004, consolidated net revenues increased from $40.6 million to $41.8 million, or 2.9%, from the comparable nine month period of the prior year. Net revenues at Gold Ranch had been running substantially higher for the current fiscal year, as steadily increasing gasoline prices bolstered revenues but did not adversely effect customer volumes or gasoline gallons sold until the last month of the December 31, 2003 quarter. The lower volumes generally prevailed throughout the March 31, 2004 quarter. Company management believes unusual market forces were at work, which were not typical.

Consolidated income from operations was $145,000 for the quarter ended March 31, 2004 compared to $194,000 for the same quarter of the prior year. Despite the slight net revenues increase, income from operations decreased due primarily to higher taxes imposed by the 2003 Nevada legislature, costs associated with new special promotions, and increased depreciation. The Company focused on enhanced marketing and promotions to attract the large American Bowling Congress tournament visitors in Reno from February through June 2004, and to counter the potential adverse effects of the new California Native American casinos and the effects of the railroad trench construction (ReTRAC) adjacent to the Sands.

For the nine months ended March 31, 2004, consolidated income from operations was $2.1 million compared with $2.7 million for the comparable nine months of the prior year. The $624,000 decrease resulted primarily from new taxes and special promotions and advertising costs aimed at achieving two goals: a) maintain and enhance its marketing presence in the Northern California feeder market as a response to the opening of the Thunder Valley Casino and b) maintain the Sands local marketing presence to counter traffic and parking problems associated with ongoing roadwork nearby related to the new downtown railroad trench project also known as ReTRAC. (See “Other factors affecting current and future results” later in this section.) Additionally, in the nine months ended March 31, 2004, the Sands spent $80,000 on legal fees contesting the ReTRAC settlement.

Net income was $30,000, or $.01 per share (basic and diluted) for the three months ended March 31, 2004 and $5.4 million, or $1.06 per share ($1.01 diluted) for the nine months ended March 31, 2004. These results compare to consolidated net income of $77,000, or $.02 per share ($.01 diluted) for the three months ended March 31, 2003, and net income of $1.2 million, or $.24 per share ($.23 diluted) for the nine months ended March 31, 2003. The large improvement in the nine month net income was due to payments received by the Company of $4.4 million on a previously fully-reserved note receivable the Company possessed in connection with its December 1998 sale of the Copa Casino (see “Gain on previously reserved note receivable” below).

SANDS REGENCY HOTEL AND CASINO. The Sands experienced 15.2% higher net revenues in the quarter ended March 31, 2004, $8.0 million, compared with the quarter ended March 31, 2003, which were $7.0 million. Gaming revenues were higher by $524,000, or 10.5%, as the Sands benefited from the men’s American Bowlers Congress triennial tournament, which came earlier and in larger numbers than last year’s Women Invitational Bowlers Congress triennial tournament. Further, the Sands picked up some patronage from the closed Sundowner Casino, which is situated adjacent to the Sands. Factors moderating the downtown Reno property’s results included the ongoing work on the downtown railroad trench (ReTRAC project), increased competition from Native American casinos, and high fuel prices.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended March 31, 2004, net revenues for the Sands increased from $24.1 million in the prior year to $24.6 million in the current year. Due to a historically strong March 2004 quarter in what is typically a seasonally slow period, the Sands gaming revenues turned higher for the nine months ended March 31, 2004, $16.0 million for the current year compared with $15.7 million for 2003. Prior to the current quarter, the fiscal year’s net revenues had been tracking lower primarily attributable to the fiscal first quarter, which was weakened by the disruptive ReTRAC project as well as anecdotal evidence which suggested many customers in the northern California feeder market gave trial to the newly opened Thunder Valley Casino in nearby Rocklin, California and arrived in Reno with smaller than normal gaming budgets.

Lodging revenues were higher for the three months ended March 31, 2004, $1.8 million compared to $1.5 million for the same period of the prior year, and were higher for the nine months ended March 31, 2004, $6.4 million compared to $6.2 million for the comparable period of the prior year. The Sands’ average room rates were virtually flat compared to last year in both the three and nine month comparisons. The primary reason for the lodging revenue increases was an additional 3,800, or 6.4%, more rooms sold in the quarter and an additional 5,500, or 2.9%, more rooms sold in the nine months ended March 31, 2004 as compared to the same periods of the prior year.

The Sands’ income from operations was $152,000 for the quarter ended March 31, 2004, as compared to a loss of $110,000 for the quarter ended March 31, 2003. The expense margin for the Sands improved from 101.5% to 98.1% in the quarter-to-quarter comparison mainly due to changes in the Sands management structure and a smaller projected management bonus.

For the nine months ended March 31, 2004, the Sands had income from operations of $1.2 million, compared to $1.5 million for the nine months ended March 31, 2003. Despite the quarterly results which were better than last year, the expense margin for the nine month period ended March 31, 2004 was still behind the prior year, 93.8% compared to 95.3%. The decline in the Sands’ income from operations for the nine months ended March 31, 2004, compared to the corresponding period of the prior year was primarily due to the Sands not achieving the economies of scale associated with the heavy customer volumes experienced in the summer of 2002, increased marketing and advertising costs during the current fiscal year, new taxes enacted by the 2003 Nevada Legislature, and increased depreciation costs.

The following table highlights the Sands’ sources of revenues and expenses for the:

	THREE MONTHS ENDED MARCH 31,			NINE MONTHS ENDED MARCH 31,
(dollars in thousands)	2003	2004	PERCENT	2003	2004	PERCENT
Gaming revenues	$4,988	$5,512	10.5%	$15,700	$15,971	1.7%
Gaming expenses	$2,286	$2,654	16.1%	$7,064	$7,406	4.8%
Expense margin	45.8%	48.1%		45.0%	46.4%
Lodging revenues	$1,511	$1,837	21.6%	$6,185	$6,441	4.1%
Lodging expenses	$834	$894	7.2%	$2,923	$2,888	-1.2%
Expense margin	55.2%	48.7%		47.3%	44.8%
Food and beverage revenues	$924	$1,222	32.3%	$3,532	$3,618	2.4%
Food and beverage expenses	$581	$787	35.5%	$2,237	$2,379	6.3%
Expense margin	62.9%	64.4%		63.3%	65.8%
Total net revenues	$6,988	$8,048	15.2%	$24,139	$24,578	1.8%
Total operating expenses	$7,091	$7,896	11.4%	$22,632	$23,411	3.4%
Expense margin	101.5%	98.1%		93.8%	95.3%
Maintenance and utilities	$808	$862	6.7%	$2,600	$2,615	0.6%
Percent of net revenues	11.6%	10.7%		10.8%	10.6%
General and Administrative	$1,673	$1,700	1.6%	$5,057	$5,180	2.4%
Percent of net revenues	23.9%	21.1%		20.9%	21.1%

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOLD RANCH CASINO AND RV RESORT. For the three and nine month periods ended March 31, 2004, Gold Ranch had net revenues of $5.1 million and $17.3 million, respectively. This reflects a decrease from the $5.5 million net revenues in the comparable quarter of last year, but an increase from the $16.6 million in net revenues for Gold Ranch in the respective nine month period of 2003.

Gold Ranch revenues can be significantly influenced by the price of gasoline because of the property’s high volume ARCO gas station and convenience store located on I-80, the major thoroughfare between Reno and California. The average retail price of a gallon of gasoline was $1.82 for the quarter ended, and $1.75 for the nine months ended, March 31, 2004. This compares with an average price of $1.73 and $1.54 for the respective three and nine month periods in 2003. Gasoline gallons sold were down 11.2% for the quarter and 2.3% for the nine months ended March 31, 2004, due in part to 3.4% less traffic on Interstate-80 during the quarter as compared to last year and due to unusually competitive gasoline pricing on the I-80 corridor in California.

Gaming revenue for Gold Ranch is comprised of slot machine revenue and, to a lesser degree, revenue from a California Lottery station. Gaming revenue decreased from $1.4 million for the quarter ended and $4.4 million for the nine months ended, March 31, 2003; to $1.2 million for the quarter ended and $4.2 million for the nine months ended March 31, 2004, decreases of 9.0% and 3.0% respectively and similar to the percentage decreases experienced in gasoline volume.

Gold Ranch income from operations for the quarter ended March 31, 2004 was $168,000, a decrease from $366,000 for the quarter ended March 31, 2003. For the nine months ended March 31, 2004, income from operations was $1.2 million, a decrease from the $1.4 million for the nine months ended March 31, 2003. New direct mail programs and other promotions increased costs and generated volume, but did not completely offset the volume declines caused by higher gasoline prices and competition from Native American gaming in Northern California. The following table highlights Gold Ranch’s sources of revenues and expenses for the:

	THREE MONTHS ENDED MARCH 31,			NINE MONTHS ENDED MARCH 31,
(dollars in thousands)	2003	2004	PERCENT	2003	2004	PERCENT
Gaming revenues	$1,374	$1,250	-9.0%	$4,370	$4,239	-3.0%
Gaming expenses	$534	$539	0.9%	$1,518	$1,705	12.3%
Expense margin	38.9%	43.1%		34.7%	40.2%
Lodging revenues	$44	$56	27.3%	$252	$361	43.3%
Lodging expenses	$34	$37	8.8%	$108	$136	25.9%
Expense margin	77.3%	66.1%		42.9%	37.7%
Food and beverage revenues	$326	$387	18.7%	$1,231	$1,216	-1.2%
Food and beverage expenses	$184	$272	47.8%	$750	$834	11.2%
Expense margin	56.4%	70.3%		60.9%	68.6%
Fuel and convenience store revenues	$3,780	$3,463	-8.4%	$10,904	$11,707	7.4%
Fuel and convenience store expenses	$3,625	$3,341	-7.8%	$10,323	$11,074	7.3%
Expense margin	95.9%	96.5%		94.7%	94.6%
Total net revenues	$5,513	$5,125	-7.0%	$16,509	$17,260	4.5%
Total operating expenses	$5,147	$4,957	-3.7%	$15,068	$16,058	6.6%
Expense margin	93.4%	96.7%		91.3%	93.0%
Maintenance and utilities	$160	$159	-0.6%	$525	$513	-2.3%
Percent of net revenues	2.9%	3.1%		3.2%	3.0%
General and Administrative	$491	$448	-8.8%	$1,530	$1,411	-7.8%
Percent of net revenues	8.9%	8.7%		9.3%	8.2%

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE COSTS. Corporate costs, including public company reporting and related legal and accounting fees, were $175,000 and $314,000 in the three and nine months ended March 31, 2004, respectively, an increase from $69,000 and $269,000 in the three and nine months ended March 31, 2003. The current year has a new director and director fees have increased. Additionally, the Company previously allocated some corporate expenses, including some senior management bonuses, to individual properties. With the acquisition of new properties, the Company has undertaken some minor restructuring and now leaves some of these expenses at the corporate level to get a better understanding of individual property results. For the nine months ended March 31, 2004, the total amount of these expenses is approximately $90,000.

INTEREST EXPENSE. Interest expense was $109,000 and $498,000 for the three and nine month periods ended March 31, 2004, versus $290,000 and $958,000 for the three and nine months ended March 31, 2003. The reduction resulted from the Company’s continued prepayment of its long-term line of credit with any available cash. Additionally, during the nine months ended March 31, 2004, the Company received a $4.4 million settlement on a note receivable it held in connection with its December 1998 sale of the Copa Casino with much of the proceeds used to reduce the bank line of credit. In May 2004, with the acquisition of Rail City, the Company projects its total long term debt balance will increase to approximately $42.0 million and interest expense will increase accordingly (see Capital Resources and Liquidity in this section for a more detailed explanation).

LOSS ON DISCONTINUATION/ABANDONMENT OF NEW PROJECTS. The Company had pursued an opportunity to expand the number of slot machines it had in one of its slot route locations from the current 8 machines to 150. The Company maintains the required non-restricted state license to turn this operation into a casino; however, in January 2004, the Reno city council denied the Company’s request to expand, and a loss was taken in the amount of the $46,000 costs incurred to-date. The Company believes the action taken by the council was in error and is taking legal action against the city of Reno. In the period ended March 31, 2003, the Company abandoned its plans to build a casino in Minden, Nevada, resulting in a loss of $59,000.

GAIN ON PREVIOUSLY RESERVED NOTE RECEIVABLE. On November 13, 2003, the Company reached an agreement with Gulfside Casino Partnership (d/b/a the Copa Casino in Gulfport, Mississippi), regarding a final settlement of amounts owed to The Sands Regent pursuant to a non-interest bearing promissory note issued to the Company in connection with its December 1998 sale of its interest in the Copa Casino. The terms of the note required a monthly payment to the Company in an amount equal to the greater of $15,000 or 2% of the Copa Casino’s gross gaming revenues (4% beginning July 2004) until the note is paid in full. At the time of the settlement, the unpaid balance of the note was $5.0 million. On November 28, 2003, the Company received a $4.0 million cash payment as final settlement under the note. The Company had not previously recognized a gain on the settlement amount due primarily to the Company’s uncertainty of the Copa’s current management’s ability to obtain long-term financing, as well as competitive, legal, financial, environmental and various other risks facing the casino. As a result, in December 2003, the Company recognized a gain for the full settlement amount of $4.0 million plus debt service payments of $387,000 made during the period.

At the time of the Copa Casino’s sale, the Company’s tax basis in the Copa Casino was $7.3 million. The full value of the note, $8.0 million, and the $500,000 initial cash payment, were recorded for tax purposes without an allowance for uncollectibility. This created a deferred tax gain of $1.2 million. For tax purposes, no gain is realized on the settlement amount as all proceeds have been applied first to the deferred gain and then to the Company’s tax basis in the property. Further, a tax benefit of $348,000 has been recognized on the $1.0 million forgiven under terms of the settlement, further reducing the tax provision for the nine months ended March 31, 2004.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At March 31, 2004, both the Company’s cash and cash equivalents of $4.0 million and the Company’s working capital of $1.6 million remained unchanged since the beginning of the fiscal year, July 1, 2003. Cash flow from operations provided $5.2 million during the nine month period ended March 31, 2004, compared to $5.0 million for the corresponding period of the prior year.

Investing activities provided a total of $1.5 million of cash for the nine months ended March 31, 2004. Inflows of $4.4 million from the settlement of a note receivable, were partially offset by $1.7 million used to acquire various furniture, fixtures, and equipment, and by $1.3 million in costs and earnest money associated with the acquisition of Rail City.

Financing activities accounted for $6.6 million of cash outflows during the nine month period March 31, 2004. Subordinated debt of $4.4 million, from the Company’s May 2002 acquisition of Gold Ranch Casino and RV Resort, was retired. This retirement was refinanced in March 2004 by a three-part debt and equity transaction with a private investor that consisted of (i) $2.8 million of equity raised by issuing 500,000 shares of common stock for $5.22 per share, (ii) a secured convertible note in the amount of $1.6 million, which at a conversion price of $6.52 is convertible into 246,012 shares of common stock, and (iii) a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $7.82 per share. Additionally, financing activities included a total of $5.6 million repaid on the Company’s bank line of credit during the current nine month period from the proceeds of a $4.4 million note settlement and from excess cash generated from operations. As of March 31, 2004, the Company had unused credit available under its reducing revolving credit facility of $12.1 million.

Subsequent to the end of the March 31, 2004 quarter and in connection with the Company’s purchase of Rail City Casino, the Company executed a syndicated financing arrangement (“Credit Agreement”) through Wells Fargo Bank. The Credit Agreement provides for a 5-year, $20,000,000 term loan collateralized by substantially all property and equipment of Zante, Inc. and Plantation Investments, Inc., and the furniture, fixtures, and equipment of Last Chance, Inc. The note has a variable interest rate based on LIBOR or the U.S. Prime Index plus an applicable margin as detailed in the Credit Agreement. The intial interest rate will be LIBOR plus 4% or Prime plus 2.5%. The loan assumes a 5-year amortization schedule and matures on May 1, 2009 with interest and any unpaid principal due and payable on that date. Additionally, as part of the Credit Agreement, the Company secured a Wells Fargo Bank syndicated, 5-year, $22,000,000 revolving credit facility with collateralization and terms which are substantially similar to the term loan. The loan requires interest only payments and matures on May 1, 2009 with interest and any unpaid principal due and payable on that date.

The previous bank loan with a balance of $2.4 million on March 31, 2004, was paid in full in May 2004. This loan had deferred loan fees of approximately $275,000, which will be expensed in the fiscal quarter ended June 30, 2004. Additionally, the Company issued a $.9 million, 3-year, 11% interest per annum, subordinated note payable to Alliance Gaming Corporation, the seller of the Rail City property.

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

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of March 31, 2004.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long term debt (1)	$3,694,000	$15,083	$1,278,917	$—	$2,400,000
Operating leases (2)	4,839,583	575,000	1,150,000	1,150,000	1,964,583
Other (3)	1,709,551	203,115	406,230	406,230	693,976

	$10,243,134	$793,198	$2,835,147	$1,556,230	$5,058,559

(1)	On April 2, 2004, the Company signed a Credit Agreement totaling $42.0 million in connection with the Rail City acquisition that is not reflected in this table. Terms of the Credit Agreement require that the principal outstanding under the Credit Agreement to be reduced to: $39.0 million by May 2005, $35.5 million by May 2006, $31.5 million in May 2007, $27.0 million in May 2008, and in May 2009 all principal and interest due under the Credit Agreement becomes due and payable. The current bank line of credit of $2.4 million was paid in full in May 2004 as required by the new financing. Also subsequent to March 31, 2004, the Company issued a $.9 million note to Alliance Gaming Corporation due and payable in May 2007.

(2)	Represents contractual lease obligations to Prospector Gaming Enterprises (PGE) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without significant expansion of the gaming facilities.

(3)	Represents management fees due to PGE in connection with the RV park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates.

Cautionary Note Regarding Forward-looking Statements

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

DOWNTOWN RENO RAILROAD TRENCH. Work began in the Fall of 2003 on a project to build a trench through downtown Reno for the purpose of constructing a below grade rail transport corridor. Known as ReTRAC (Reno Transportation Railroad Access Corridor), the project is anticipated to be completed by late 2006. Currently, Union Pacific’s railroad tracks dissect downtown Reno, as well as the Sands’ parking facilities. ReTRAC has temporarily taken nearly 300 of the Sands parking spaces to build an interim railroad track known as the “shoo-fly”. The Company has also been informed that a small number of parking spaces and Sands’ pedestrian overpass structure will be permanently lost.

The law requires that the Sands be given alternate parking or compensation for spaces and structures permanently or temporarily lost due to the project. In July 2003, the Sands received compensation amounting to approximately $582,000 for its contribution to the project. The Company is amortizing $428,000 of the proceeds over the anticipated length of the project (May 2003 through November 2006). Part of the proceeds, $154,000 represents land, specifically parking spaces, that were effectively sold to the City of Reno. The Company feels it was not adequately compensated for its contribution to the project and filed a lawsuit in January 2004. Negotiations are continuing for a replacement bridge and additional parking, and as of the date of this report, the Company is in active negotiations with ReTRAC, and reviewing its alternatives.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The effect of trench construction on downtown Reno’s business levels, and specifically the business levels of the Sands, is hard to quantify, as any potential downside due to customer inconvenience could be somewhat offset by opportunities, such as the effect this major construction project will have on the Reno area economy. In light of these uncertainties, the Company feels this project could have an adverse material impact on the business levels of its downtown Reno property during the construction period.

ACQUISITION OF RAIL CITY. On May 1, 2004, the Company acquired Rail City Casino in Sparks, Nevada. The future success of the Company’s acquisition of Rail City will depend on a number of factors, including the successful integration of the operations of Rail City. The difficulties of combining the operations of Rail City with that of the Company include, among others:

•	retaining key employees;

•	consolidating administrative infrastructures;

•	coordinating sales and marketing functions; and

•	minimizing the diversion of management’s attention from ongoing business concerns.

In addition, even if the Company is able to integrate Rail City’s operations successfully, this integration may not result in the realization of the full benefits and growth opportunities that we expect or that these benefits will be achieved within the anticipated time frame.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

With the Credit Agreement executed in April 2004 in connection with the acquisition of Rail City, the Company has substantial variable interest rate debt in the amount of $42.0 million. Assuming the credit facilities are fully advanced, the Company is subject to substantial market interest rate risks. A one percent increase in interest rates would resulted in an increase in interest expense of approximately $420,000 annually.

Additionally, terms of the Company’s RV park management agreement with Prospector Gaming Enterprises (“PGE”), referenced as “(3)” in the Commitments and Contingencies section of this Report, state that the Company pay monthly an amount equal to 120% of PGE’s debt service on the underlying RV park note, which varies directly with changes in the Prime index. The financial impact to the Company of a full one percent increase in the Prime index is less than $25,000 per year. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

Exhibit 31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Form 8-K filed March 29, 2004 with the SEC relating to a $4.4 million debt and equity transaction with a private investor.

THE SANDS REGENT AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT (Registrant)

Date: May 14, 2004	By:	/S/ FERENC B. SZONY

Ferenc B. Szony, President and Chief Executive Officer

Date: May 14, 2004	By:	/S/ ROBERT J. MEDEIROS

Robert J. Medeiros, Chief Financial and Principal Accounting Officer