Form 10-K
period 2004-06-30
SANDS REGENT
filed 2004-09-28
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

The aggregate market value of the Registrant’s $.10 par value Common Stock held by non-affiliates of the Registrant on December 31, 2003 was $21,417,966. The aggregate market value is computed with reference to the closing price per share on that date.

Registrant’s Common Stock outstanding at September 24, 2004 was 5,646,555 shares.

Portions of Registrant’s definitive Proxy Statement for its November 1, 2004 Annual Meeting of Shareholders are incorporated into Part III of this report as set forth herein.

THE SANDS REGENT

INDEX TO FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2004

PART I

ITEM 1.	BUSINESS

General

The Sands Regent and subsidiaries (the “Company”, “we” and “our”) operate casinos and tourist-based facilities through our wholly-owned subsidiaries: Zante, Inc., which owns and operates the Sands Regency Casino Hotel (“Sands”) in downtown Reno, Nevada; Last Chance, Inc., which operates the Gold Ranch Casino and RV Resort (“Gold Ranch”) in Verdi, Nevada; and Plantation Investments, Inc., which owns and operates Rail City Casino (“Rail City”) in Sparks, Nevada. The Company was incorporated in Nevada in 1965.

The Sands has approximately 29,000 square feet of gaming space and a full selection of gaming alternatives, including 600 slot machines, 19 table games, keno, bingo, and a sportsbook operated by Leroy’s Sportsbooks. Additionally, the Sands resort complex has 832 hotel rooms, including 29 suites, a health spa, and a large outdoor swimming pool. Dining options at the Sands include Tony Roma’s, Famous for Rib’s, restaurant; Cabana Café, a coffee house/deli-style restaurant; and Antonia’s, Very Italian Buffet. The property also has a Mels the Original, diner style restaurant, and an Arby’s restaurant, both which are franchises operated by third parties. The facility also includes an entertainment cabaret, three cocktail lounges, a comedy club and approximately 12,000 square feet of convention and meeting space. Third parties lease space from the Sands and operate a car rental business, a bicycle and ski rental shop, a beauty shop, and a video arcade. The Sands resort complex contains multiple parking areas, including a parking garage, with a total combined capacity for approximately 1,100 vehicles. The Sands offers large, attractive hotel rooms at reasonable prices to travel groups, air wholesalers, and motor coaches primarily from Western Canada, the Pacific Northwest and Northern California. Due to the city-sponsored ReTRAC project (Reno Transportation Railroad Access Corridor), the Sands has temporarily lost utility in varying degrees of up to 30% of its parking (see “Risks Related to our Business” in the Management Discussion and Analysis section of this report).

Gold Ranch offers approximately 252 slot machines in an 8,000 square foot casino, two restaurants, two bars, a 105-space RV park, a California lottery station, an ARCO gas station, a convenience store, and a Jack-in-the-Box restaurant, which is leased to a third party. Gold Ranch’s guests include both tourists and local residents with local residents generating approximately 60% of the property’s casino patronage. Gold Ranch attempts to attract local residents through mid-week promotions geared toward enhancing local play mainly through lottery, casino, and restaurant programs. Tourist programs emphasize the RV park, casino and restaurant cross-promotions. Gold Ranch tries to attract as much traffic as possible off Interstate 80, the major Nevada/California thoroughfare.

On May 1, 2004, the Company acquired Rail City in Sparks, Nevada. Rail City has approximately 16,600 square feet of gaming space housing 634 slots, 6 table games, keno, a sportsbook operated by Cal Neva, a 24-hour family-style restaurant and a bar. Substantially all of Rail City’s customer base comes from northern Nevada and a majority of its customers reside in close proximity to the casino.

The Company’s operations are conducted 24 hours per day, every day of the year. The primary source of revenue and income to the Company is its gaming activities, although the hotel, RV park, bars, shops, restaurants, convenience store, gas station and other services are important in supplementing its gaming activities revenue. The Company’s overall operating and marketing philosophy emphasizes in-house and citywide special events, generous promotions, highly competitive pricing, and liberal gaming odds. A great deal of emphasis is placed on marketing to local patrons, especially at Rail City, however, the majority of the total revenue of the Company’s downtown Reno property is attributable to tourism. The Company offers, on a very limited basis, complimentary hotel accommodations to select customers, no third party group arrangements known as “junkets” are conducted, and in general, the Company does not extend credit to its gaming clientele.

Marketing

SANDS REGENCY.    At the Sands we have continued to successfully address the challenges presented by the proliferation of casino gambling in our key feeder markets, and the inability of the Reno market as a whole to effectively market itself as a destination for travelers. This has been accomplished through aggressive marketing plans that play to the strengths that we have developed over the past several years – those being the locals market, out-of-market visitors seeking value for their entertainment dollar, and special interest groups.

We have continued to successfully grow our locals market share at the Sands by offering compelling promotions, player’s club benefits that are competitive with any club in the market, and special events geared specifically for this group. In addition, we have added new events and promotions to our existing schedule, which has helped us increase out of market visitation by creating new reasons to visit the Sands.

Our advertising strategy in the local market has also evolved over the past year, and we have begun to focus more effort on direct mail programs that target locals who are not currently customers of the Sands. The strategy behind this approach is to focus on zip codes where our most loyal customers reside. This allows us to create a more targeted strategy while using a medium (direct mail and database marketing) in which the results are more measurable than traditional mediums like television, radio, and newspaper advertising.

At the Sands we continue to appeal to the budget conscious traveler by offering large, remodeled hotel rooms at reasonable prices. We feel our hotel rooms are superior to other value-oriented properties, and have been further improved over the past year, as we have added new furnishings to them. Furthermore, our food outlets (Tony Roma’s, Mel’s Diner) offer large portions at competitive prices. Our gaming product also meets and often exceeds the expectations of this market segment. We offer a large variety of games with some of the best odds in the Reno market. We are also one of only three casinos in the market to offer bingo.

Special interest groups such as bowlers, cribbage players, shuffleboard players, and pool players continue to be a staple for the Sands. A complete schedule of tournaments throughout the year allows us to cater to each of these groups.

GOLD RANCH.    At Gold Ranch the key to success is our ability to continue to capture market share from two distinct customer segments – locals and tourists traveling on Interstate 80 between Reno and the Bay Area. In the coming year we will focus our marketing efforts on these two groups while applying the knowledge we have gained through our experiences since acquiring Gold Ranch. In addition, current plans are to install a slot tracking system, player’s club, and cashless “ticket-in ticket-out” slot technology in Spring 2005 to more effectively compete with other casinos in the Reno market. These additions are significant and will allow us to effectively capture more business from these customer segments by executing a marketing plan that will include the following components:

1)	Customer acquisition and the use of direct mail programs to generate visitation through time sensitive offers. These programs have been used successfully in the past to generate incremental business into the casino. Through more effective targeting and stronger offers, we expect this to increase significantly in the coming year.

2)	The ability to capitalize on our location by luring customers traveling on Interstate 80 into our property. The competitive prices offered at our gas pumps will be a key driving force with respect to this group. Even though traffic counts on I-80 have been growing very slowly in past years, we believe we can maintain or grow our fair share and continue to reap the benefits of our location directly adjacent to I-80.

3)	Increase customer awareness and increase occupancy at the RV Resort. We have experienced an increase of over 15% in the past year, and through advertising in key travel publications, direct mail to past customers, and our website, we expect to see continued increases in our occupancy over the next year. Our goal is to see annual occupancy increase from just over 55% last year to 65% in the coming year.

We will use promotions and special events to generate mid-week local business. These promotions, in conjunction with the direct mail programs mentioned earlier, will continue to be a key component to our marketing efforts. We have established a series of successful special events at Gold Ranch since the purchase, and will augment these events with more promotional activities in the coming year. The key is to continue to build the database so that we are able to reach significantly more potential customers in our key locals market (Truckee, Verdi, and Northwest Reno). This will continue to be a challenge for us at Gold Ranch until a player’s club is established, making it easier to drive visitation and qualify the gaming worth of these visitors.

RAIL CITY CASINO.    At Rail City Casino strength of marketing and brand identity have been the major focus of our advertising campaigns, as well as, putting the FUN back into gaming. Customer loyalty and retention has also been an area of major focus; subsequent to the events of September 11, 2001 and, with the increasing presence of gaming in California, many of the hotel casinos in the area are now heavily campaigning for local customers. Sensing the trend, Rail City Casino significantly increased our promotions and customer loyalty programs. We will continue to strive to be “Your friendly neighborhood casino”. This is accomplished through the following programs:

•	Customer Appreciation

Rail City will continue to show its appreciation for its customers through birthday comps and personal attention by the City Express Ambassadors. The Ambassadors continue to provide a family-type atmosphere for our guests. They know many of our customers by name and even their card numbers! They provide personalized service and attention to each guest.

•	Reward all of our loyal customers

Rail City promotions will continue to focus on rewarding our loyal player’s club members, as well as those players who prefer to remain untracked.

•	Attract New Customers

Rail City Casino will continue to utilize television, newspaper, radio and print to attract new customers. We have added a new television and radio advertising aimed at the Spanish-speaking population. Additionally, we utilize casino signage to inform our guests about current promotions.

Competition

Competition among casinos in the Reno market is intense. The expansion of Native American gaming in northern California, the Pacific Northwest, and British Columbia has had and will continue to have impact on total gaming revenues of the greater Reno area. Over the last three years, existing Native American casinos in northern California have undergone significant expansions. In addition, Station Casino’s Thunder Valley opened in June of 2003, just off I-80, the main link between Reno and northern California. More Native American casinos are planned in northern California and many are partnering with existing gaming companies that have greater financial resources than the Company to promote their facilities.

With our purchase of Rail City in May 2004, we have tried to lessen our dependence on tourism. Now over 70% of its company-wide gaming revenues are from local patrons. However, many of the 17 major casinos and hotel/casinos in the Reno area are attempting to compete for the local customer due primarily to the decrease in tourism caused by Native American casinos. Many of our direct competitors in the Reno market have greater financial and other resources than we do.

Employees

At June 30, 2004, the Company employed 711 people at the Sands, including 83 salaried employees and 628 hourly employees; 113 people at Gold Ranch, including 13 salaried employees and 100 hourly employees; and 329 people at Rail City, including 45 salaried and 284 hourly employees. None of the Company’s employees is represented by a union. The Company has not experienced any work stoppages or other significant labor problems and management considers its labor relations to be good.

Regulation and Licensing—Nevada Gaming

The ownership and operation of casino gaming facilities in Nevada are subject to (i) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, “Nevada Act”); and (ii) various local regulation. The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (“Nevada Commission”), the Nevada State Gaming Control Board (“Nevada Board”) and the City of Reno, for the Sands, Washoe County, for Gold Ranch, and the City of Sparks for Rail City (together, the “Nevada Gaming Authorities”).

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

The Sands Regent subsidiaries Zante, Inc., Last Chance, Inc. and Plantation Investments, Inc. are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require a periodic payment of fees and taxes and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (“Registered Corporation”) and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information, which the Nevada Commission may require. No person may become a major stockholder of, or receive any percentage of profits from the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company has obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

The Nevada Act requires any person who acquires more than 5% of the Company’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of the directors of the Company, any change in the Company’s corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company’s voting securities for investment purposes only. Activities, which are not deemed to be inconsistent with holding voting securities for investment purposes include:

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

The Company is required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company’s stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. The Company’s stock certificates do bear such a legend.

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

A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or beverages. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer’s or distributor’s license, also pay certain fees and taxes to the State of Nevada.

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

Regulation and Licensing—California Lottery

The Company, through Last Chance, operates a California Lottery outlet at the Gold Ranch facility. As such, the Company is subject to certain regulatory and licensing requirements of the California State Lottery Commission (“CSLC”).

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

Regulation and Licensing—Alcoholic Beverages

The sale of alcoholic beverages by the Company is subject to supervision, control and regulation by the City of Reno (Zante), the City of Sparks (Plantation) and Washoe County (Last Chance), which issues licenses deemed to be nontransferable, revocable privileges, and which has full power to limit, condition, suspend or revoke such licenses. The Company is presently licensed to sell alcoholic beverages at all of its properties. Any adverse regulatory act with respect to this license could have an adverse effect upon the operations of the Company.

Other Information

We file with the Securities and Exchange Commission (SEC) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, proxy statements and registration statements. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically. We also maintain a website located at http://www.sandsregency.com, and electronic copies of our periodic and current reports are available, free of charge, under the “Investor Relations” link on our website as soon as practicable after such material is filed with, or furnished to, the SEC. Additionally the Company maintains a Code of Conduct, and a copy is available by written request submitted to:

THE SANDS REGENT

CORPORATE OFFICES

345 NORTH ARLINGTON AVENUE

RENO, NEVADA 89501

ITEM 2.	PROPERTIES

The Company owns and operates the casino and hotel towers at the Sands on an approximately 6.3 acre site in downtown Reno. The casino/hotel site also includes a large outdoor swimming pool, pool house, and other buildings and facilities. Garage and surface parking are provided at the casino/hotel site and an approximately 2.7 acre site located adjacent to the casino/hotel site. Management considers the Sands facility to be in good condition and well maintained. Approximately 30% of the Sands’ parking facilities has lost some utility due to the ReTRAC project (Reno train trench excavation), which is currently underway. For a more complete description of the ReTRAC project and its potential effect on the Sands, refer to “Risks Related to our Business” in the Management Discussion and Analysis section of this report.

The Company also owns the business assets and leases the real property at Gold Ranch. The real property lease has a twenty-year term with four five-year extension options ending in 2042. The Company possesses the option to purchase the Gold Ranch real property at an agreed upon base price with inflation adjustments based upon the Consumer Price Index. Gold Ranch is located on Interstate 80 in Verdi, Nevada, twelve miles west of Reno. Management considers the Gold Ranch facility to be in good condition and well maintained.

On May 1, 2004, the Company acquired Rail City Casino in Sparks, Nevada. The Company owns the building and 3 of the 4 parcels of the 6.7 acre site. The parcel not owned by Rail City is owned by the State of Nevada. This 2.6 acre parcel is subject to a ground lease and is currently used for surface parking. The ground lease has terms determined to be below market (see Note 3- Intangible Assets). Management considers the Rail City facility to be in good condition and well maintained.

In addition, the Company owns several smaller properties in Reno consisting of a combined area of approximately .7 acres and operates a slot route, which places 89 gaming devices in 15 locations in the greater Reno area.

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

The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our common stock is listed on the NASDAQ Small Cap Market and traded under the symbol “SNDS”. The following table sets forth the quarterly high and low closing share price information for the periods indicated:

	High	Low
Fiscal year ended June 30, 2004
First Quarter	$3.06	$2.30
Second Quarter	3.78	1.93
Third Quarter	4.37	2.51
Fourth Quarter	3.39	2.35

Fiscal year ended June 30, 2003
First Quarter	$4.00	$2.92
Second Quarter	6.00	3.85
Third Quarter	8.80	5.75
Fourth Quarter	8.95	6.27

As of September 24, 2004, the Company had approximately 220 shareholders of record and in excess of 400 beneficial shareholders.

The declaration and payment of dividends in the future, if any, will be determined by our Board of Directors in light of the conditions then existing, including the Company’s earnings, financial condition, capital requirements and other factors. During the last two fiscal years, we have not paid cash dividends and we intend to continue to retain earnings for use in our business. Our agreement with our lenders allows for the payment of cash dividends, however there are certain restrictions.

The following table presents information regarding outstanding options and shares reserved for issuance under existing equity compensation plans at June 30, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	638,500	$2.61	43,614
Equity compensation plans not approved by security holders	—	—	—
Total	638,500	$2.61	43,614

ITEM 6.	SELECTED FINANCIAL DATA

	For the years ended June 30,
	2004(1)(2)	2003(1)	2002(1)	2001	2000
	(Dollars in thousands, except percentages and per share data)
STATEMENT OF OPERATIONS DATA:
Net operating revenues	$62,349	$55,683	$34,067	$35,763	$36,248
Income from operations	4,904	4,292	1,268	2,946	2,881
Net income (loss)	6,891	1,868	(189)	1,232	1,491
Net income (loss) per share:
Basic	$1.32	$0.38	$(0.04)	$0.27	$0.33
Diluted	$1.24	$0.36	$(0.04)	$0.26	$0.32
Weighted average number of shares used in computing income per share—Basic	5,206,321	4,930,713	4,558,907	4,500,614	4,496,754
—Diluted	5,558,834	5,198,915	4,558,907	4,751,774	4,568,014

OPERATING DATA:
Casino square footage	53,600	37,000	37,000	29,000	29,000
Number of slot machines	1,486	843	860	651	665
Number of hotel rooms	832	836	836	836	836
Hotel occupancy—rooms sold	267,000	256,000	245,000	262,000	257,000
Hotel occupancy—percentage	87.7%	83.9%	80.2%	85.9%	83.9%
Number of RV spaces	105	105	105	—	—
RV occupancy—spaces sold	21,734	16,016	1,379	—	—
RV occupancy—percentage	56.6%	41.8%	43.8%	—	—

Net cash provided by (used in):
Operating activities	$9,205	$6,682	$2,157	$4,560	$6,905
Investing activities	(33,740)	(1,950)	(16,113)	(3,358)	(2,043)
Financing activities	26,014	(6,395)	9,433	(238)	(1,216)

BALANCE SHEET DATA:
Cash and cash equivalents	$5,443	$3,965	$5,648	$10,160	$9,940
Total assets	91,593	55,446	59,144	47,883	47,092
Long-term debt	36,943	13,426	19,026	10,000	10,205
Total stockholders’ equity	45,542	35,531	33,608	32,619	31,337

(1)	The results of Gold Ranch following its acquisition on June 1, 2002 were included for the month of June 2002 and the full year in fiscal 2003 and 2004.
(2)	The results of Rail City following its acquisition on May 1, 2004 were included for May and June of fiscal 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Basis of Presentation

The Sands Regent and its subsidiaries (the “Company”, “we”, ”our”, or “us”) operate the Sands Regency Casino Hotel (the “Sands”) in downtown Reno, Nevada, the Gold Ranch Casino and RV Resort (the “Gold Ranch”) on Interstate-80 in Verdi, Nevada, and Rail City Casino (“Rail City”) in Sparks, Nevada. The Sands has 832 hotel rooms and 5 restaurants, including Tony Roma’s Famous for Ribs, Mel’s the Original diner, and Arby’s. It has a full selection of gaming options, including 600 slot machines, 19 table games, keno, bingo, and a sportsbook operated by Leroy’s Race and Sportsbooks. Additionally, the Sands has a Just for Laughs’ comedy club, a cabaret lounge, and a health spa.

On June 1, 2002, the Company acquired Gold Ranch. Gold Ranch’s gaming options include 252 slot machines, a California lottery station on Gold Ranch’s property which straddles the Nevada/California border, and a Leroy’s sportsbook. Additionally, Gold Ranch has a 105 space RV park, 2 restaurants (a 24-hour family style restaurant and a Jack-in-the-Box), and an ARCO gas station and convenience store.

On May 1, 2004, the Company acquired Rail City in Sparks, Nevada. Rail City has approximately 16,600 square feet of gaming space housing 634 slots, 6 table games, keno, a Cal Neva sportsbook, a 24-hour family-style restaurant and a bar.

Consolidated financial results for the year ended June 30, 2002 include one month of operations for Gold Ranch, and each of fiscal 2003 and 2004 include a full year of Gold Ranch operations. Consolidated financial results for the year ended June 30, 2004 include two months of operations for Rail City.

Reclassifications have been made to the fiscal 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

Significant Accounting Policies and Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our policies, including the estimated lives assigned to long-lived assets, asset impairment, goodwill and other intangibles impairment, the adequacy of our allowance for uncollectible receivables, self insurance reserves, litigation reserves, and customer rewards program liability requires that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based on historical experience, terms of existing contracts, observations of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. Policies and estimates identified below are considered to be the most significant.

Long-lived assets

Property and equipment are stated at cost less accumulated depreciation. Judgments are made in determining if or when assets have been impaired and the estimated useful lives of assets. The accuracy of these estimates affects the depreciation expense recognized in our results of operations. The carrying values of our long-lived assets are reviewed when events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Management assesses the possibility of an asset impairment by using estimates of future cash flows based on current operating results, trends, prospects, demand, competition, and other economic factors. In the year ended June 30, 2004, the Company accelerated the depreciation associated with the fuel pumps at Gold Ranch (see Note 13).

Goodwill and other intangible assets

The provisions of SFAS No. 142 require us to review goodwill and other intangibles annually for impairment. We completed our annual review and determined that there is no impairment of assets at June 30, 2004. The annual evaluation requires a detailed review of current operating results, as well as analytical projections and cash flow forecasts.

Allowance for doubtful accounts

We allow for an estimated amount of receivables that may not be collected. We estimate our allowance using a specific formula applied to aged receivables. Historical experience is considered, as are customer relationships. Receivables or note receivables, which are outside the normal course of business are addressed on an individual basis. Refer to Note 4.

Self-insurance accrued liability

The Company is self-insured for various levels of general liability, workers’ compensation, and employee medical insurance. Insurance claims and reserves include estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, we make judgments based on historical claims experience, accident frequency, severity, and the experience of industry agents, administrators, and others, as appropriate.

Litigation accrued liability

We assess our exposure to loss contingencies including legal matters and provide for an exposure if the potential loss is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. We carry general liability insurance with umbrella coverage and other insurance, subject to an applicable deductible, to protect it against large losses.

Customer reward program liability

The Company has in place a rewards system based on customer gaming play. Rewards are redeemable for complimentary hotel rooms, food, beverage, merchandise, and in many cases cash. A significant amount of rewards earned by customers expire without redemption. We estimate the percentage of rewards earned that will eventually be redeemed based on experience and various special circumstances.

Results of Operations—Comparison of fiscal 2004 to fiscal 2003

CONSOLIDATED RESULTS.    For the year ended June 30, 2004, the Company’s net operating revenues increased from $55.7 million to $62.3 million, or 12.0%, from the year ended June 30, 2003. Without the two month results of Rail City, which was acquired May 1, 2004, net revenues would have increased from $55.7 million in fiscal 2003 to $58.2 million, or 4.5%, in fiscal 2004. The Sands’ net operating revenues were $34.4 million for fiscal 2004, compared to $33.5 million in fiscal 2003, a 2.7% increase. The Sands benefited from an usually strong winter and early spring, which is typically a very slow season. Gold Ranch had net operating revenues of $23.8 million in fiscal 2004, compared to $22.2 million in fiscal 2003, a 7.2% increase. This increase resulted from higher gasoline prices at the high volume fuel and convenience store. Rail City’s net revenues were $4.1 million for two months of operations.

Our consolidated income from operations was $4.9 million for the year ended June 30, 2004, compared to $4.3 million for the year ended June 30, 2003. Income from operations for the Sands was just under $2.8 million in fiscal 2004 as compared to over $2.8 million in fiscal 2003. The Sands had a net operating revenue increase, but slightly lower income from operations due mainly to increased marketing expense designed to counter the effects of the ReTRAC project and the new Thunder Valley Casino in nearby Rocklin, California (see “Risks Related to our Business” later in this discussion). Gold Ranch’s income from operations decreased to $1.5 million in fiscal 2004, compared to $1.8 million in fiscal 2003, lower primarily due to a $195,000 charge for impairment of its gasoline pumps. Rail City had income from operations of $1.0 million in its first two months of operations under the Company. Finally, corporate costs of the parent company amounted to $439,000, larger than the $324,000 operating expenses of the prior year, due to an allocation of corporate salaries and bonus expense precipitated by the purchase of Rail City.

Consolidated net income was $6.9 million, or $1.32 per share ($1.24 diluted) for the year ended June 30, 2004 compared to $1.9 million, or $.38 per share ($.36 diluted) for the year ended June 30, 2003. The large improvement in fiscal 2004 net income was due primarily to two events. First, the Company received payments of $4.4 million on a previously fully-reserved note receivable the Company possessed in connection with its December 1998 sale of the Copa Casino (see “Gain on previously reserved note receivable” in this discussion), and secondly, Rail City contributed $442,000 to net income in its first two months of operations. Without these two events, the Company would have had net income of $2.0 million, or $.38 per share ($.36 diluted) as compared to the $1.9 million, or $.38 per share ($.36 diluted), net income of fiscal 2003.

Year-over-year comparisons are affected by large non-operating gains from the collection of a note receivable that was previously reserved. The following is consolidated pro forma net income information that is presented as if i) neither year realized these non-operating gains and ii) Rail City was acquired July 1, 2002, as presented in Note 1(a).

	For the years ended June 30,
(dollars in thousands):	2004	2003
Pro forma net income	8,380	3,717
Non-operating gain from collection on previously reserved note receivable	(4,393)	(413)
Tax effect of non-operating gain	(78)	—

Pro forma net income	3,909	3,304

Pro forma earnings per share
Basic	0.75	0.67
Diluted	0.70	0.64

SANDS REGENCY HOTEL AND CASINO.    The Sands’ net revenues increased $936,000, from $33.5 million for fiscal 2003 to $34.4 million in fiscal 2004, as the downtown Reno property benefited from the men’s American Bowlers Congress triennial tournament, which was a month longer and drew larger numbers to the Reno area than last year’s Women’s Invitational Bowlers Congress triennial tournament. Further, former patrons of the closed Sundowner Casino, situated adjacent to the Sands, provided the Sands with incremental guest counts. Factors moderating the downtown Reno property’s revenues included the intermittent street disruptions caused by ongoing work on the downtown railroad trench (ReTRAC project), high fuel prices, and increased competition from Native American casinos, especially from the nearby Thunder Valley Casino in Rocklin, California, which opened in May 2003.

Gaming revenues for the Sands increased from $21.5 million in fiscal 2003 to $22.3 million in fiscal 2004. Gaming revenues for fiscal 2004 tracked lower to the prior year through approximately November 2003, primarily attributable to a soft fiscal first quarter, which was weakened by: i) street closures from the ReTRAC project and ii) less patronage from by the northern California feeder market who gave trial to the newly opened Thunder Valley Casino. In the March 2004 quarter, which was unusually strong in what is typically a seasonally slow period, the gaming revenues turned higher on the year-over-year comparison and remained higher, finishing higher than the prior year by $832,000, or 3.9%. The increase in gaming revenues was partially offset by lost revenues from our keno operations, which was outsourced to a third party on May 17, 2004, and now realizes only a small percentage of total keno revenues, but also experiences reduced costs.

Lodging revenues for the Sands increased for the year ended June 30, 2004, to $9.0 million from $8.5 million for fiscal 2003. The Sands’ average room rate was $33.90 for fiscal 2004 versus $33.22 for fiscal 2003, which contributed approximately $176,000 to the increase in lodging revenues. However, the primary reason for the lodging revenue increase was an additional 10,225, or 4.0%, more rooms sold in the 2004 fiscal year than in fiscal 2003. The Sands benefited from less rooms available in the market, as two downtown hotels, the Comstock and the Sundowner, were closed most of the year, both currently being remodeled into condominiums.

Despite an increase in net revenues at the Sands, income from operations decreased $64,000, or 2.2%, from fiscal 2003 to fiscal 2004, due to a variety of factors, including increased marketing costs to combat the negative effects of both the ReTRAC project and the new competition from California casinos. Further, the wholesale prices for meat used in the restaurants was markedly higher, the 2003 Nevada legislature enacted new taxes which increased operating costs over $90,000, and finally, depreciation costs were higher due to the first full year of amortization of two large projects completed in fiscal 2003: i) the hotel guest rooms remodel and ii) the slot machine player tracking system upgrade.

The following table highlights our various sources of revenues and expenses as compared to prior years for the Sands (dollars in thousands)

	Year ended June 30, 2004	Percent change	Year ended June 30, 2003
Gaming revenues	$22,326	4.0%	$21,471
Gaming expenses	$10,029	3.2%	$9,715
Expense margin	44.9%		45.2%

Lodging revenues	$9,038	6.1%	$8,515
Lodging expenses	$3,918	-1.7%	$3,984
Expense margin	43.3%		46.8%

Food and beverage revenues	$5,017	-2.8%	$5,162
Food and beverage expenses	$3,266	6.6%	$3,065
Expense margin	65.1%		59.4%

Other revenues	$1,530	1.1%	$1,513
Other expenses	$548	-1.3%	$556
Expense margin	35.8%		36.7%

Total net revenues	$34,408	2.7%	33,494
Total operating expenses	$31,629	3.2%	30,651
Expense margin	91.9%		91.5%

Maintenance and utilities	$3,454	-1.6%	$3,508
Percent of net revenues	10.0%		10.5%

General and administrative	$6,988	4.9%	$6,664
Percent of net revenues	20.3%		19.9%

GOLD RANCH CASINO AND RV RESORT.    For the year ended June 30, 2004, Gold Ranch had net revenues of $23.8 million, compared to $22.2 million for the year ended June 30, 2003. This increase was attributable primarily to gasoline revenue and in particular an increase in the price of gasoline. The average retail price of a gallon of gasoline was $1.58 for fiscal 2003 compared to $1.85 for fiscal 2004. Gasoline gallons sold declined by 213,000, or 2.7%, due in part to slightly less traffic on Interstate 80 during the fiscal year. Additionally, during the last half of the 2004 fiscal year, Gold Ranch experienced some competitive gasoline pricing on the I-80 corridor in California. At times, Gold Ranch wasn’t able to sell gasoline as cheaply as its California competitors and maintain its margins.

Gaming revenue for Gold Ranch is comprised of slot machine revenue and, to a lesser degree, revenue from a California lottery ticket station. Gaming revenue increased from $5.7 million for the year ended June 30, 2003 to $5.8 million for the year ended June 30, 2004. Management believes the substantially flat results were due, in part, to the decrease in the number of customers drawn by inexpensive gasoline and to competition from casinos in Northern California. Further, gaming revenues were negatively impacted by a lower than theoretical hold percentage on its slot machines. Hold percentage is the percentage the house “wins”, which is compared to total dollars played. Management believes the excessively low-hold problem of its slot machines was due to an isolated incident and has taken corrective action.

Gold Ranch’s income from operations for the year ended June 30, 2004 declined from the year ended June 30, 2003 by $229,000, or 12.9%. The primary reason for the decline was a non-cash charge of $195,000 taken on its gasoline pumps. Further, management believes that the intermittently malfunctioning pumps may have contributed to the gallons sold shortfall. Other items contributing to Gold Ranch’s decrease in income from operations include higher meat prices in its restaurant, new taxes enacted by the 2003 Nevada legislature, which among other things, increased the Nevada tax on cigarettes and negatively impacted convenience store volume and gross margins.

The following table highlights Gold Ranch’s sources of revenues and expenses for the:

(dollars in thousands)	Year ended June 30, 2004	Percent change	Year ended June 30, 2003
Gaming revenues	$5,771	1.0%	$5,713
Gaming expenses	$2,243	8.6%	$2,065
Expense margin	38.9%		36.1%

Lodging revenues	$510	40.8%	$362
Lodging expenses	$193	18.6%	$163
Expense margin	37.9%		45.0%

Food and beverage revenues	$1,641	0.5%	$1,633
Food and beverage expenses	$1,138	13.7%	$1,001
Expense margin	69.3%		61.3%

Fuel and convenience store revenues	$16,245	9.6%	$14,817
Fuel and convenience store expenses	$15,411	9.7%	$14,045
Expense margin	94.9%		94.8%

Total net revenues	$23,802	7.3%	22,189
Total operating expenses	$22,257	9.0%	20,415
Expense margin	93.5%		92.0%

Maintenance and utilities	$680	-1.9%	$693
Percent of net revenues	2.9%		3.1%

General and administrative	$1,866	-8.0%	$2,029
Percent of net revenues	7.8%		9.0%

RAIL CITY CASINO.    The Company acquired Rail City in May 2004. For the two months ended June 30, 2004, Rail City had $3.7 million of gaming revenues during the spring/summer season, which in contrast to the Company’s other properties, is historically a slightly softer season than the winter months. Rail City’s other material revenue center is food and beverage, which is comprised of one high volume restaurant and bar. Food and beverage revenues were $879,000 for the 2 months.

Rail City had income from operations of $1 million for the two months ended June 30, 2004 and an operating expense margin of 75.4%. The following table highlights Rail City’s sources of revenues and expenses for the:

(dollars in thousands)	Year ended June 30, 2004
Gaming revenues	$3,700
Gaming expenses	$1,397
Expense margin	37.8%

Food and beverage revenues	$879
Food and beverage expenses	$531
Expense margin	60.4%

Total net revenues	$4,139
Total operating expenses	$3,119
Expense margin	75.4%

Maintenance and utilities	$219
Percent of net revenues	5.3%

General and administrative	$647
Percent of net revenues	15.6%

CORPORATE COSTS.    Corporate costs of the parent company, including public company reporting and related legal and accounting fees, were $439,000 in the year ended June 30, 2004, compared to $324,000 in the year ended June 30, 2003. The $115,000 increase was due to some senior management bonuses at the parent company. For the fiscal year ended June 30, 2004, the total amount of management bonuses absorbed by the parent company was approximately $140,000, as compared to no bonuses allocated to the parent company in the prior year. Additionally, director fees increased in 2004 by $56,000 over the prior year. Conversely, the Company actively sought to decrease some of the costs associated with being a public company, which have increased in recent years, and year-over-year cost reductions were experienced in annual report production costs, directors and officers insurance, and in corporate-related legal fees, which, in total, decreased $71,000 and partially offset the cost increases.

INTEREST EXPENSE.    Interest expense was almost $1.2 million for the year ended June 30, 2004, compared to slightly more than $1.2 million in the year ended June 30, 2003. The decrease resulted despite our acceleration of the expensing of loan fees from our previous bank debt, which was refinanced in May 2004. We realized the amortization of loan fees in our interest expense and those fees were $231,000 greater in 2004 than the prior year. Throughout fiscal 2004, the Company continued its policy to pay down its long-term line of credit with any available cash. This was accelerated by a $4.4 million settlement we received on a note receivable we held in connection with the December 1998 sale of the Copa Casino. On May 1, 2004, we increased our bank debt from $2.4 million to approximately $42.9 million to fund the Rail City acquisition. (see “Capital Resources and Liquidity” in this section for a more detailed explanation).

LOSS ON ABANDONMENT OF NEW PROJECTS.    In the year ended June 30, 2004, the Company took a $46,000 write-off of costs we had incurred on an opportunity we are still pursuing, which involves expanding the number of slot machines we have in one of our slot route locations from the current 8 machines to 150. The Company maintains the required non-restricted state license to turn this operation into a casino; however, in January 2004, the Reno City Council denied the Company’s request to expand, resulting in the loss. We believe the action taken by the council was arbitrary and we have taken taken legal action. In the year ended June 30, 2003, we abandoned our plans to build a casino in Minden, Nevada, resulting in a loss of $59,000.

GAIN ON PREVIOUSLY RESERVED NOTE RECEIVABLE.    On November 13, 2003, we reached an agreement with Gulfside Casino Partnership (d/b/a the Copa Casino in Gulfport, Mississippi), regarding a final settlement of amounts owed to the Company pursuant to a non-interest bearing promissory note issued to the Company in connection with its December 1998 sale of its interest in the Copa Casino. The terms of the note required a monthly payment to the Company in an amount equal to the greater of $15,000 or 2% of the Copa Casino’s gross gaming revenues (4% beginning July 2004) until the note is paid in full. At the time of the settlement, the unpaid balance of the note was $5.0 million. On November 28, 2003, the Company received an approximately $4.0 million cash payment as final settlement under the note. The Company had not previously recognized a gain on the settlement amount due primarily to the Company’s uncertainty of the Copa’s current management’s ability to obtain long-term financing, as well as competitive, legal, financial, environmental and various other risks facing the casino. As a result, in December 2003, the Company recognized a gain for the full settlement amount of $4.0 million plus debt service payments of $387,000 made during the period.

FEDERAL INCOME TAX-EFFECTIVE RATE. The Company’s effective tax rate of 14.3% varies significantly from the statutory rate due to circumstances involving the Company’s 1998 sale of the Copa Casino. At the time of the Copa Casino’s sale, the Company’s tax basis in the Copa Casino was $7.3 million and its financial basis was $2.7 million. The sales price included a note for $8.0 million and $500,000 in cash. The $8.5 million proceeds from the sale was recognized for tax purposes and a $1.2 million tax gain was recorded. No gain was recognized for financial statement purposes. A deferred tax asset was recognized for $1.9 million with a related valuation allowance of $1.5 million. The valuation allowance was recorded due to the uncertainty of receiving any future payments in relation to the sale. In fiscal 2003, payments were received, which reduced the net deferred tax asset to $270,000. In fiscal 2004, a payment of $4.0 was received in a negotiated settlement of the note. In addition, the remaining $1.0 million due was written off as bad debt for tax purposes, as this was previously recorded as part of the tax gain in 1998. Accordingly, the valuation allowance was reversed, the deferred tax asset was utilized, and the overall tax rate was reduced as a result of this transaction.

Comparison of fiscal 2003 to 2002

CONSOLIDATED RESULTS.    For the year ended June 30, 2003, the Company’s net operating revenues increased from $34.1 million to $55.7 million, or 63.3%, from the year ended June 30, 2002. Consolidated income from operations increased from $1.3 million in the previous year to $4.3 million in the current year ended June 30, 2003. The Company generated a consolidated net income of $1.9 million, or 38 cents per share (36 cents diluted), for the year ended June 30, 2003, as compared to a consolidated net loss of ($189,000), or ($.04) per share, for the year ended June 30, 2002. There were four primary reasons for the increase in revenues and consolidated net income of the Company during the current fiscal year: 1) the acquisition and consolidation of Gold Ranch operations into the Company as of June 1, 2002; 2) the return of a major bowling event to Downtown Reno after its regularly scheduled one year hiatus; 3) the reopening of the Reno-Sparks convention center after undergoing a significant expansion and remodel; and 4) the steady return of wholesale airline tour operations post the September 11, 2001 terrorist attack.

SANDS REGENCY HOTEL AND CASINO.    For the year ended June 30, 2003, the Sands had net revenues of $33.5 million, compared to $32.4 million for the year ended June 30, 2002, an increase of 3.4%. Gaming revenues of the Sands property accounted for the majority of the net revenue increase, increasing $988,000, from $20.5 million in fiscal 2002 to $21.5 million in fiscal 2003. Consistent with the gaming industry in general, most of the revenue growth realized was in slot machine revenue, which increased 6.0%, from $15.1 million in the year ended June 30, 2002, to $16.0 million in the year ended June 30, 2003. The Sands sold approximately 11,000 more hotel rooms in fiscal 2003 year as compared to the previous year, an increase of 4.7%, which generated additional guest counts, a large factor in the gaming revenue increase. The average daily hotel rate increased from $31.73 in the year ended June 30, 2002, to $33.15 in the year ended June 30, 2003, as the Sands, and Reno in general, benefited from increased demand associated with the four month long Women’s International Bowling Congress, and a strong summer of 2002 (first quarter of fiscal 2003), as Reno tourism rebounded from the effects of the September 11 terrorist attack.

Income from operations increased from $1.3 million in the year ended June 30, 2002 to $2.8 million in the year ended June 30, 2003. Operating margins increased substantially in gaming departments; gaming revenues increased $988,000, or 4.8%, while gaming operating expenses decreased $159,000, or 1.6%, year-to-year. Gaming operating expense margins at the Sands improved from 48.2% to 45.2%. Cost savings programs instituted in the current year resulted in a lower cost of complimentary rooms, food, beverage, and merchandise given to casino customers. Additionally, new slot machine related technology purchased in December 2002 has proven to be less labor intensive and has allowed for a reduction in labor hours in the slot department.

The following table highlights our various sources of revenues and expenses as compared to prior years for the Sands (dollars in thousands)

	Year ended June 30, 2003	Percent change	Year ended June 30, 2002
Gaming revenues	$21,471	4.8%	$20,483
Gaming expenses	$9,715	-1.6%	$9,875
Expense margin	45.2%		48.2%

Lodging revenues	$8,515	6.3%	$8,010
Lodging expenses	$3,984	1.0%	$3,946
Expense margin	46.8%		49.3%

Food and beverage revenues	$5,162	-5.5%	$5,463
Food and beverage expenses	$3,065	-6.1%	$3,265
Expense margin	59.4%		59.8%

Other revenues	$1,513	9.4%	$1,382
Other expenses	$556	-3.9%	$578
Expense margin	36.7%		41.8%

Total net revenues	$33,494	-6.4%	$35,786
Total operating expenses	$30,651	-6.7%	$32,840
Expense margin	91.5%		91.8%

Maintenance and utilities	$3,508	1.6%	$3,453
Percent of net revenues	10.5%		9.6%

General and administrative	$6,664	0.0%	$6,666
Percent of net revenues	19.9%		18.6%

GOLD RANCH CASINO AND RV RESORT.    The Company acquired Gold Ranch in June 2002, as such, it is difficult to draw meaningful conclusions from prior year comparisons for revenues, expenses, and operating margins. Further, one month’s revenues can not be annualized to help draw comparisons because of seasonality factors. In general, good weather means more travelers on Interstate 80 and higher revenues for the Gold Ranch. However, Gold Ranch and Reno area promotions and special events, the timing of holiday weekends, the size of the California lottery jackpot, and the price of gasoline can all significantly impact Gold Ranch customer counts. Total net revenues for Gold Ranch were $22.2 million for the year ended June 30, 2003, as compared with net revenues of $1.7 million in the one month of operation in the year ended June 30, 2002. The highest revenue component at the Gold Ranch Property is the high volume ARCO gas station and convenience store. The gas station and convenience store contributed $14.8 million to Gold Ranch’s net revenue for the year ended June 30, 2003, as compared to $1.1 million for the one month ended June 30, 2002. A change in the price of gasoline can greatly influence total revenues but have a minimal impact on profitability.

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

The following table highlights our various sources of revenues and expenses as compared to the prior year for Gold Ranch (dollars in thousands)

	Year ended June 30, 2003	Percent change (1)	Year ended June 30, 2002
Gaming revenues	$5,713		$461
Gaming expenses	$2,065		$144
Expense margin	36.1%		31.1%

Lodging revenues	$362		$31
Lodging expenses	$163		$17
Expense margin	45.0%		55.4%

Food and beverage revenues	$1,633		$152
Food and beverage expenses	$1,001		$97
Expense margin	61.3%		63.6%

Fuel and convenience store revenues	$14,817		$1,070
Fuel and convenience store expenses	$14,045		$1,004
Expense margin	94.8%		93.8%

Total net revenues	22,189		1,681
Total operating expenses	20,415		1,479
Expense margin	92.0%		88.0%

Maintenance and utilities	$693		$48
Percent of net revenues	3.1%		2.8%

General and administrative	$2,029		$140
Percent of net revenues	9.1%		8.3%

(1)	Since the Company acquired the Gold Ranch in June 2002, the percentage change between fiscal 2002 and 2003 is not meaningful.

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

INTEREST INCOME AND EXPENSE.    Effective June 1, 2002, the Company’s principal long-term debt instrument was in the form of a revolving line of credit. Rather than draw interest income on its excess operating cash, the Company found it beneficial to reduce interest expense in fiscal 2003 by making voluntary principal payments to its line of credit. As a result, interest income decreased from $178,000 in fiscal 2002 to $8,000 in fiscal 2003. However, interest expense decreased from $1.6 million in the year ended June 30, 2002, to $1.2 million in the year ended June 30, 2002, despite the Company carrying a higher average debt load during fiscal 2003. The Company carried an average debt load of approximately $10.7 million in fiscal 2002. The balance of long term debt at the beginning of fiscal 2003 was $19.9 million, throughout the fiscal year the Company made principal payments of $6.5 million, and by June 30, 2003, the Company’s long-term debt balance was $13.4 million. The effective interest rate of the Company’s long-term debt prior to the June 1, 2002 Gold Ranch acquisition was 10.8%, and throughout fiscal 2003, it was approximately 7.2%.

INSURANCE SETTLEMENT/LAWSUIT.    In the year ended June 30, 2003, the Company incurred legal and settlement costs aggregating $547,000 in connection with the settlement of a personal injury claim. The Company from time-to-time incurs legal costs and settlements charges in its normal course of business; however the Company maintains general liability insurance to protect itself from costs exceeding the contracted deductible. This claim was insured, but the insurance carrier, Legion Indemnity, is insolvent and not expected to make any payment to the

Company. The Company is seeking recovery of its loss from the Company’s insurance broker. Any recovery will be realized and recorded when received. Other potential liabilities emanating from the same two year period the Company was insured by Legion Indemnity have been identified and the Company feels have been sufficiently reserved for. The statute of limitations has expired for additional claims arising out of this period.

LOSS ON DISPOSITION OF ASSETS/PROJECT ABANDONMENTS.    The Company had losses on disposition of assets of $140,000 in the year ended June 30, 2003, compared with losses of $182,000 in the year ended June 30, 2002. In fiscal 2002 the Company’s losses on disposition of assets were due to the completion of the hotel room remodel project. During the year ended June 30, 2003, losses primarily stemmed from the disposition of slot machines and related hardware and software, and the write-down of a prospective new venture in Minden, Nevada, a project no longer actively being pursued.

GAIN ON PREVIOUSLY RESERVED NOTE RECEIVABLE.    During the year ended June 30, 2003, the Company received $737,000 in payments pursuant to a non-interest bearing promissory note issued to the Company in connection with its December 1998 sale of its interest in the Copa Casino. The Company recognized a gain for $413,000 of the payment amount because it had not previously done so, due to the Company’s uncertainty of the Copa’s current management’s ability to obtain long-term financing, as well as competitive, legal, financial, environmental and various other risks facing the casino. Subsequently, in the year ended June 30, 2004, the Company realized an additional gain for $4.4 million and the note has been settled in full (see Note 4).

Seasonality

As is true for most casinos in the Reno area, especially for casinos with lodging, tourism declines rather substantially in the winter. Due to lower room rates and a lower level of gaming play per occupied room, operating margins and, to a lesser extent, revenues are lower during our second and third fiscal quarters. To attempt to counter this seasonality, the Company has aggressively pursued local patrons for the last several years. In May 2004, the Company acquired Rail City, a locals’ casino, which historically experiences above average demand during the winter months. Despite this acquisition, management anticipates that the trend of experiencing lower operating margins and revenues in the second and third quarters of each fiscal year may diminish somewhat, but will continue.

Capital Resources and Liquidity

The Company’s cash and cash equivalents increased from $4.0 million at June 30, 2003 to $5.4 million at June 30, 2004. The increase results from the cash requirements necessary to operate a new casino. The Company keeps operating cash only on hand; excess cash is used to pay down its line of credit. We had negative working capital of $1.5 million as of June 30, 2004, compared to working capital of $1.6 million as of June 30, 2003. This resulted from our aggressive pay down policy on our line of credit. At June 30, 2004, the Company had $6.8 million of credit lines available.

Cash flow from operations provided $9.2 million during the year ended June 30, 2004, compared to $6.7 million for the prior year. A substantial portion of the increase resulted from a $1.4 million change in the Company’s income tax position, which was a net receivable of $611,000 on June 30, 2003 and is a payable of $768,000 on June 30, 2004.

Investing activities accounted for a total of $33.7 million of net cash outflows for the year ended June 30, 2004, compared to net cash outflows of $6.4 million in the prior year. Net cash paid in the Rail City acquisition was $36.0 million. Additionally, we invested $2.3 million in annual capital expenditures, higher than the $1.7 million invested last year, but less than the $3.0 million expended in fiscal year ended June 30, 2002. Cash inflows of $4.4 million from the settlement of a note receivable, partially offset the cash used to acquire Rail City and used on capital expenditures.

Financing activities provided $26.0 million of net cash inflows during the year ended June 30, 2004, compared to $6.4 million of net cash outflows in the prior year. The bank debt of $6.8 million at July 1, 2003, was repaid in full with the final $2.4 million refinanced in conjunction with the May 1, 2004 Rail City acquisition. Subordinated debt of $4.4 million, from the Company’s May 2002 acquisition of Gold Ranch Casino and RV Resort, was retired. This retirement was refinanced in March 2004 by a three-part debt and equity transaction with a private investor that consisted of (i) $2.4 million of equity raised by issuing 500,000 shares of common stock for $5.22 per share, (ii) a secured convertible note in the amount of $1.6 million, with a conversion price of $6.52, which is convertible into 246,012 shares of common stock, and (iii) a warrant to purchase up to 100,000 shares of our common stock, subject to certain limitations, at an exercise price of $7.82 per share. Additionally, the Company paid $1.0 million in costs to obtain the new bank and private investor debt financing.

At June 30, 2004, the Company believes that its cash funds, cash generated from operations, and available borrowing capacity will be sufficient to fund its operations, meet current debt obligations, and fulfill its capital expenditure obligations for the foreseeable future; however, the Company’s operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing or delaying planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of June 30, 2004.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$36,942,939	$3,143,570	$12,753,597	$21,045,772	$—
Interest on long-term debt (1)	12,242,201	3,218,416	5,448,260	3,575,525	—
Operating leases (2)	4,552,083	575,000	1,150,000	1,150,000	1,677,083
Other (3)	1,607,994	203,115	406,230	406,230	592,419

	$55,345,217	$7,140,101	$19,758,087	$26,177,527	$2,269,502

(1)	Interest is calculated by assuming the Company keeps its line of credit fully advanced and the table assumes a weighted average interest rate of 7.5% until maturity. All long-term debt matures within 5 years.
(2)	Represents contractual lease obligations to Prospector Gaming Enterprises (PGE) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without significant expansion of the gaming facilities. The Company has paid $575,000, $575,000, and $47,917, on this obligation in fiscal years 2004, 2003, and 2002, respectively.
(3)	Represents management fees due to PGE in connection with the RV park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates. The Company has paid $192,213, $169,922, and $14,105, on this obligation in fiscal years 2004, 2003, and 2002, respectively.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission:

•	the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular;

•	our ability to timely and cost effectively integrate into our operations the companies and assets that we acquire;

•	access to available and feasible financing;

•	changes in laws or regulations, third party relations and approvals, and decisions of courts, regulators and governmental bodies; including judicial actions, gaming legislative action, referenda and taxation;

•	abnormal gaming holds;

•	the effects terrorists attacks or war may have on the gaming industry;

•	the effects of competition, including locations of competitors and operating and market competition; and

•	the matters discussed below under “Risks related to our Business”.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Relating to our Business

An investment in our common stock involves a high degree of risk. You should consider the risks described below and the other information contained in this report carefully before deciding to invest in the Company. If any of the following risks actually occur, our business, financial condition and operating results would be materially harmed. As a result, the trading price of our common stock could decline, and you could lose a part or all of your investment.

Our business may be adversely impacted if the Reno economy declines.

We heavily market to and rely upon business from Reno area residents. In recent years, Reno has enjoyed robust business growth and has attracted a number of technology, product distribution and marketing companies. These businesses have created jobs and helped fuel residential development, including the Reno metropolitan area. Should there be negative changes in the business and job conditions in Reno, our locals business, which is a substantial part of our overall business, could be adversely impacted.

We may be unable to successfully integrate the operations of Rail City and/or experience significant charges to earnings as a result of the acquisition that may adversely affect our stock price and financial condition.

Acquisitions typically entail many risks and could result in difficulties in integrating the operations and personnel of acquired companies. If we are not able to successfully integrate Rail City, we may not obtain the advantages that the acquisition was intended to create, which may adversely affect our business, results of operations, financial condition and cash flows and the market price of our stock. In addition, in connection with acquisition, we could experience disruption in our business or employee base.

In addition, as a result of the Rail City acquisition we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs or closure costs. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs. Charges that we may incur in connection with acquisition could adversely affect our results of operations for particular quarterly or annual periods.

The gaming industry is highly competitive and increased competition could have a material adverse effect on our future operations.

The gaming industry is highly competitive. As competitive pressures from California Native American casinos increase, other Reno area casinos may intensify their targeting of the Reno area resident market, which is one of our key markets. Increased competitive pressures in the local market could adversely impact our ability to continue to attract local residents to our facilities, or require us to use more expensive and therefore less profitable promotions to compete more efficiently. In addition, Native American gaming facilities in California and other jurisdictions in some instances operate under regulatory requirements less stringent than those imposed on Nevada licensed casinos, which could afford them a competitive advantage in our markets.

Our business may be adversely impacted by expanded Native American gaming operations in California and the Pacific Northwest.

Our largest sources of tourist customers are California and the Pacific Northwest, including a large number who drive to Reno from the San Francisco and Sacramento metropolitan areas. The expansion of Native American casinos in California, Oregon, and Washington continues to have an impact on casino revenues in Nevada in general, and some analysts have predicted the impact will be significant on the Reno-Tahoe market. For example, Thunder Valley Casino, a large new Native American casino managed by Station Casinos, Inc., opened June 9, 2003, 110 miles west of Reno in Rocklin, California. California’s well-documented budgetary problems have state officials in active negotiations to renegotiate certain compacts with Native

American tribes. Some Native American casino compacts have already been changed to allow for additional slot machines. Further, there are at least two initiatives on California’s November ballot, the passage of which, would serve to increase the number of slots in that state. The effect of increased gaming in California and other states is difficult to predict. However, our business would be adversely impacted if Thunder Valley and other casinos attract patrons who would otherwise travel to Reno. In addition, a significant portion of our customer base is made up of Reno area residents. If other Reno area casinos lose business due to competition from Native American casinos, they may intensify their marketing efforts to Reno area residents as well, which could materially and adversely impact our business and financial results.

Adverse winter weather conditions in the Sierra Nevada Mountains and Reno-Lake Tahoe area could have a material adverse effect on our results of operations and financial condition.

Adverse winter weather conditions, particularly snowfall, can deter our customers from traveling or make it difficult for them to frequent our facilities. Adverse winter weather would most significantly affect our drive-in customers from northern California and the Pacific Northwest. If the Reno area itself were to experience prolonged adverse winter weather conditions, our results of operations and financial condition could also be materially adversely affected.

Terrorist attacks may seriously harm our business.

The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry. The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility have created economic and political uncertainties that could materially adversely affect our business, results of operations, and financial condition in ways we currently cannot predict.

If we lose our key personnel, our business could be materially adversely affected

We depend on the continued performance of our Chief Executive Officer and his management team. If we lose the services of our senior management personnel, and cannot replace such persons in a timely manner, our business could be materially adversely affected.

Our business is subject to restrictions and limitations imposed by gaming regulatory authorities that could adversely affect us.

The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The State of Nevada and the applicable local authorities require various licenses, registrations, permits and approvals to be held by us. The Nevada Gaming Commission may, among other things, limit, condition, suspend, or revoke or decline to renew a license for any cause deemed reasonable by such licensing authority. If we violate gaming laws or regulations, substantial fines could be levied against us and we could be forced to forfeit a portion of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets would have a material and adverse effect on our business, financial condition and results of operations.

If the State of Nevada or the City of Reno increases gaming taxes and fees, our results of operations could be adversely affected.

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. If the State of Nevada, the Cities of Reno or Sparks, or the County of Washoe were to increase gaming taxes and fees, our results of operations could be adversely affected.

Our operations continue to be negatively affected by the ongoing downtown Reno railroad trench project.

Work began in the Fall of 2003 on a project to build a trench through downtown Reno for the purpose of constructing a below grade rail transport corridor. Large-scale excavation is currently underway. Known as ReTRAC (Reno Transportation Railroad Access Corridor), the project is anticipated to be completed by late 2006. Currently, Union Pacific’s railroad tracks dissect downtown Reno, as well as the Sands’ parking facilities. ReTRAC has adversely affected the utility of nearly 300 of the Sands parking spaces to build an interim railroad track known as the ‘shoo-fly’. The Company has also been informed that a small number of parking spaces and Sands’ pedestrian overpass structure will be permanently lost.

The law requires that the Sands be given alternate parking or compensation for spaces and structures permanently or temporarily lost due to the project. In July 2003, the Sands received compensation amounting to approximately $582,000 for its contribution to the project. The Company is amortizing $428,000 of the proceeds over the anticipated length of the project (May 2003 through November 2006). Part of the proceeds, $154,000, represents land, specifically parking spaces, that were effectively sold to the City of Reno. The Company feels it was not adequately compensated for its contribution to the project and filed a lawsuit in January 2004. Negotiations are continuing for a replacement bridge and additional parking, and as of the date of this report, the Company is in active negotiations with ReTRAC, and reviewing its alternatives.

The effect of trench construction on downtown Reno’s business levels, and specifically the business levels of the Sands, is hard to quantify, as any potential downside due to customer inconvenience could be somewhat offset by opportunities, such as the effect this major construction project will have on the Reno area economy. In light of these uncertainties, the Company feels this project could still have an adverse material impact on the business levels of its downtown Reno property during the construction period.

Recently issued standards, rules and regulations of governing agencies and bodies could result in material increases our corporate expense which could adversely affect our financial results.

We keep abreast of new generally acceptable accounting principles and rules and regulations issued or adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the NASDAQ and other standard setting agencies. These principles, rules and regulations often require us to expend funds in order to meet additional requirements. As a result, our expenses could materially increase, which could adversely affect our financial results. Recently issued accounting standards affecting our financial results are described in Note 1 to our financial statements.

Our substantial indebtedness after the Rail City acquisition could adversely affect our operations and financial results.

On May 1, 2004, the Company acquired Rail City Casino in Sparks, Nevada. The major considerations given as to why Rail City was a good acquisition for the Company include, but not limited to:

•	customer deversification and property expansion potential;

•	management and marketing efficiencies of having a third casino in close proximity to others;

•	an inherent market niche that compliments the Company’s previous customer base; and

•	a proven industry performer with an efficient cost structure.

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

In addition, even if the Company is able to integrate Rail City’s operations successfully, this integration may not result in the realization of the full benefits and growth opportunities that we expect or these benefits may not be achieved within the anticipated time frame.

Our outstanding debt as of December 31, 2003 was approximately $6.9 million. After the Rail City acquisition, our debt increased to in excess of $44 million. As a result of this increase in debt, demands on our cash resources will increase. The increased levels of debt could, among other things:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions and other purposes;

•	increase our vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions;

•	create competitive disadvantages compared to other companies with lower debt levels; and

•	limit our ability to apply proceeds from an offering or asset sale to purposes other than the repayment of debt.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With the Credit Agreement executed in April 2004 in connection with the acquisition of Rail City, the Company has substantial variable interest rate debt in the amount of $41.3 million. Assuming the credit facilities are fully advanced, the Company is subject to substantial market interest rate risks. A one percent increase in interest rates would result in an increase in interest expense of approximately $413,000 annually.

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

The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of The Sands Regent:

We have audited the accompanying consolidated balance sheets of The Sands Regent and subsidiaries (the “Company”) as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the consolidated financial statement schedule listed as item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Sands Regent and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Reno, Nevada

September 22, 2004

THE SANDS REGENT

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$5,443,278	$3,965,293
Accounts receivable, net of allowance of $32,000 and $61,000	713,868	675,217
Inventories	774,680	637,012
Federal income tax refund receivable	—	611,224
Prepaid expenses and other assets	2,014,367	1,246,567

Total current assets	8,946,193	7,135,313

Property and equipment
Land	10,006,806	8,505,937
Buildings and improvements	42,823,166	40,998,942
Equipment, furniture and fixtures	24,633,667	20,569,009
Construction in progress	387,191	157,110

	77,850,830	70,230,998
Less accumulated depreciation and amortization	37,992,913	34,699,973

Property and equipment, net	39,857,917	35,531,025

Other assets
Goodwill	28,673,776	11,018,257
Other intangibles	13,011,079	1,356,400
Other	1,104,197	405,434

Total other assets	42,789,052	12,780,091

Total assets	$91,593,162	$55,446,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,380,581	$2,668,863
Accrued salaries, wages and benefits	2,383,778	1,612,741
Other accrued expenses	465,023	254,639
Federal income tax payable	768,351	—
Deferred federal income tax liability	258,279	206,470
Current maturities of long-term debt	3,143,570	806,274

Total current liabilities	10,399,582	5,548,987
Long-term debt	33,799,369	12,620,040
Deferred federal income tax liability	1,851,852	1,746,520

Total liabilities	46,050,803	19,915,547

Common stock, $.10 par value, 20,000,000 shares authorized, 8,049,555 and 7,357,055 shares issued	804,955	735,705
Additional paid-in capital	17,018,350	13,966,949
Retained earnings	50,077,516	43,186,690

	67,900,821	57,889,344
Treasury stock, at cost; 2,403,000 shares	(22,358,462)	(22,358,462)

Total stockholders’ equity	45,542,359	35,530,882

Total liabilities and stockholders’ equity	$91,593,162	$55,446,429

See notes to consolidated financial statements.

THE SANDS REGENT

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2004	2003	2002
REVENUES
Gaming	$31,796,169	$27,206,965	$21,173,695
Lodging	9,548,392	8,877,706	8,040,613
Food and beverage	7,537,243	6,794,931	5,615,082
Fuel and convenience store	16,244,986	14,817,055	1,070,216
Other	1,730,932	1,639,797	1,390,847

	66,857,722	59,336,454	37,290,453
Less promotional allowances	4,509,028	3,653,113	3,223,035

Net revenues	62,348,694	55,683,341	34,067,418

OPERATING EXPENSES
Gaming	13,669,243	11,802,973	10,247,630
Lodging	4,111,157	4,146,725	3,963,137
Food and beverage	4,934,459	4,065,562	3,361,819
Fuel and convenience store	15,411,128	14,045,138	1,003,910
Other	598,112	582,306	578,107
Maintenance and utilities	4,352,631	4,200,830	3,500,974
General and administrative	9,940,803	9,017,587	7,033,050
Depreciation and amortization	4,427,227	3,529,802	3,110,538

	57,444,760	51,390,923	32,799,165

INCOME FROM OPERATIONS	4,903,934	4,292,418	1,268,253

OTHER INCOME / EXPENSE
Interest and other income	162	8,205	178,470
Interest and amortization of loan fees	(1,157,861)	(1,215,971)	(1,585,412)
Non-recurring insurance lawsuit settlement	—	(547,205)	—
Loss on abandonment of new projects	(48,473)	(58,798)	—
Loss on disposal of property and equipment	(46,627)	(81,221)	(182,127)
Collections on previously reserved note receivable	4,393,403	413,021	—

	3,140,604	(1,481,969)	(1,589,069)

INCOME (LOSS) BEFORE INCOME TAXES	8,044,538	2,810,449	(320,816)
INCOME TAX (PROVISION) BENEFIT	(1,153,712)	(942,056)	132,188

NET INCOME (LOSS)	$6,890,826	$1,868,393	$(188,628)

NET INCOME (LOSS) PER SHARE
BASIC	$1.32	$0.38	$(0.04)
DILUTED	$1.24	$0.36	$(0.04)
WEIGHTED AVERAGE OF SHARES OUTSTANDING
BASIC	5,206,321	4,930,713	4,558,907
DILUTED	5,558,834	5,198,915	4,558,907

See notes to consolidated financial statements.

THE SANDS REGENT

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 30, 2004, 2003, and 2002

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balances, July 1, 2001	6,928,722	$692,872	$12,777,392	$41,506,925	2,403,000	$(22,358,462)	$32,618,727

Net loss				(188,628)			(188,628)
Issuance of Company common stock—stock options exercised	20,000	2,000	34,240				36,240
Issuance of Company common stock in purchase transaction	377,083	37,708	1,104,269				1,141,977

Balances, June 30, 2002	7,325,805	732,580	13,915,901	41,318,297	2,403,000	(22,358,462)	33,608,316

Net income				1,868,393			1,868,393
Issuance of Company common stock—stock options exercised	31,250	3,125	51,048				54,173

Balances, June 30, 2003	7,357,055	735,705	13,966,949	43,186,690	2,403,000	(22,358,462)	35,530,882

Net income				6,890,826			6,890,826
Issuance of Company common stock—stock options exercised	192,500	19,250	315,067				334,317
Issuance of Company common stock to private investor	500,000	50,000	2,391,106				2,441,106
Issuance of warrant to purchase Company common stock			345,228				345,228

Balances, June 30, 2004	8,049,555	$804,955	$17,018,350	$50,077,516	2,403,000	$(22,358,462)	$45,542,359

See notes to consolidated financial statements.

THE SANDS REGENT

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2004	2003	2002
Operating Activities
Net income (loss)	$6,890,826	$1,868,393	$(188,628)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,427,227	3,529,802	3,110,538
Loss on disposal of property and equipment	46,628	81,220	182,127
Collections on previously reserved note receivable	(4,393,403)	(413,021)	—
(Increase) decrease in accounts receivable	(21,695)	(157,813)	100,709
(Increase) decrease in inventories	(66,087)	78,773	75,357
(Increase) decrease in prepaid expenses and other current assets	(234,410)	5,965	(147,240)
Decrease in other assets	284,651	3,716	299,925
Increase (decrease) in accounts payable	131,662	613,320	(402,850)
Increase (decrease) in accrued salaries, wages, and benefits	428,743	616,099	(628,803)
Increase in other accrued expenses	173,650	13,877	48,286
Change in federal income tax payable/receivable	1,379,575	(242,190)	(361,558)
Change in deferred federal income tax	157,141	684,246	69,370

Net cash provided by operating activities (net of effect of the acquisition of subsidiaries)	9,204,508	6,682,387	2,157,233

Investing Activities
Purchase of short-term investments	—	—	(10,000)
Sales and maturities of short-term investments	—	20,000	—
Payments received on note receivable	4,393,403	736,996	525,202
Net cash paid for wholly owned subsidiaries	(36,039,196)	—	(13,510,115)
Investment in property and equipment	(2,110,427)	(1,652,955)	(3,043,925)
Payment for prior year purchases of property and equipment	(181,006)	(1,098,461)	(185,657)
Proceeds from sale of assets	196,733	44,500	111,938

Net cash used in investing activities	(33,740,493)	(1,949,920)	(16,112,557)

Financing Activities
Issuance of long-term debt	44,549,000	—	22,662,071
Payment of costs associated with the issuance of long-term debt in acquisition	(818,170)	—	(283,507)
Payment of costs associated with the refinancing of long-term debt	(158,801)	—	—
Principal payments on long-term debt	(20,678,709)	(6,449,311)	(12,981,770)
Issuance of Company common stock	3,120,650	54,173	36,240

Net cash provided by (used in) financing activities	26,013,970	(6,395,138)	9,433,034

Increase (decrease) in cash and cash equivalents	1,477,985	(1,662,671)	(4,522,290)
Cash and cash equivalents, beginning of year	3,965,293	5,627,964	10,150,254

Cash and cash equivalents, end of year	$5,443,278	$3,965,293	$5,627,964

Supplemental cash flow information:
Property and equipment acquired by long term debt	$—	$—	$14,687
Property and equipment acquired by accounts payable	$295,386	$181,006	$1,098,461
Deferred loan fees amortized/written off	$263,553	$29,846	$301,381
Issuance of common stock to acquire subsidiaries	$—	$—	$1,141,977
Interest paid, net of amount capitalized	$894,308	$1,186,124	$1,248,998
Federal income taxes paid (received)	$(375,000)	$750,000	$160,000

Fair value of assets acquired and liabilities assumed in business combinations:
Current assets other than cash	$621,926		$268,511
Property and equipment	6,657,448		2,583,136
Other long-term assets	—		71,195
Intangibles	29,423,520		12,306,853
Accounts payable	(663,698)		(577,603)
Common stock issued	—		(1,141,977)

Cash paid net of cash acquired	$36,039,196		$13,510,115

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Principles of consolidation, basis of presentation, and significant accounting policies

The accompanying Consolidated Financial Statements include the accounts of The Sands Regent (the “Company”) and its wholly-owned subsidiaries: Zante, Inc. (“Zante”), Last Chance, Inc. (“Last Chance”), and Plantation Investments, Inc. (“Plantation”). The Company and its subsidiaries are incorporated in Nevada.

Zante owns and operates the Sands Regency Casino/Hotel (“Sands”) in downtown Reno, Nevada, and a slot machine route, Pericles Distributing, which has slot machines in 15 locations in the greater Reno area. In December 2001, the Company formed Last Chance and on June 1, 2002, Last Chance acquired the Gold Ranch Casino and RV Resort in Verdi, Nevada, and California Prospectors, Ltd. (“California Prospectors”), a Nevada limited liability company, which operates a California lottery station. Together, Last Chance and California Prospectors are presented as “Gold Ranch”. Gold Ranch’s financial results for one month are consolidated into the fiscal year ended June 30, 2002, whereas a full fiscal year of results are consolidated into the years ended June 30, 2004 and 2003. On May 1, 2004, the Company acquired 100% of the common stock of Plantation, which operates the Rail City Casino (“Rail City”) in Sparks, Nevada. The year ended June 30, 2004 includes two months of Rail City operations.

All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with SFAS 131—“Business Segments and Related Information”, the Company segments some financial and operational information geographically, specifically, by major property- Sands, Gold Ranch, and Rail City (see Note 11—Business Segments).

Year-over-year comparisons are affected by the May 1, 2004 acquisition of Rail City and the following is consolidated pro forma financial information that is presented as if the acquisition was completed July 1, 2002; the beginning of the two years presented.

	For the years ended June 30,
(dollars in thousands):	2004	2003
Net revenues as reported	$62,349	$55,683
Pro forma Rail City revenues July 2003—April 2004 (10 months)	20,841	—
Pro forma Rail City revenues July 2002—June 2003 (12 months)	—	20,529

Pro forma net revenues	83,190	76,212

Net income as reported	6,891	1,868
Pro forma Rail City net income July 2003—April 2004 (10 months)	1,340	—
Pro forma Rail City net income July 2002—June 2003 (12 months)	—	1,849

Pro forma net income	$8,231	$3,717

Pro forma earnings per share
Basic	$1.58	$0.75
Diluted	$1.48	$0.71

This pro forma consolidated financial information is unaudited. In the opinion of management, all adjustments and normally recurring accruals necessary to present fairly the financial condition of the Company as of June 30, 2004, and 2003, have been included.

(b)    Nature of operations

The Company owns three Nevada style casinos, a slot route and a California lottery station in the greater Reno, Nevada area and defines itself as a “Gaming and Entertainment” company. The Company also has significant gaming support facilities, including an 832 room hotel, multiple food and beverage venues, a 105 space RV Park, a high volume gas station, a convenience store, as well as other ancillary services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gaming operations are subject to extensive regulation by the authorities in Nevada. Additionally, the State of California regulates the lottery operations at Gold Ranch. Management believes that the Company’s procedures for supervising gaming operations and recording casino and other revenues comply in all material respects with the applicable regulations.

(c)    Operating revenues

Gaming revenue represents the Company win from gaming activities, which is the net of gaming wins and losses. The majority of gaming revenue is in the form of cash and therefore is not subject to any significant or complex revenue estimation or realization procedures. Lodging and Food and Beverage revenues include the estimated retail value of rooms, food, and beverage provided to customers on a complimentary basis. These amounts are then deducted as promotional allowances to arrive at net revenues. The estimated cost of providing these promotional allowances were charged to Gaming expense as follows:

	Fiscal year ended June 30,
	2004	2003	2002
Lodging	$505,849	$539,346	$443,542
Food and beverage	1,982,733	1,582,096	1,464,469
Other	—	9,192	22,243

	$2,488,582	$2,130,634	$1,930,254

Other operating revenue is comprised of casino/hotel ancillary services and Other operating expenses are the expenses associated with those revenues. The revenues and operating expenses for the gas station and convenience store at Gold Ranch have a separate category-Fuel and convenience store. Fuel revenue from the convenience store is characterized by high revenue volumes but low gross profit margins relative to other profit centers.

(d)    Cash and cash equivalents

Cash equivalents include all short-term investments with an original maturity of three months or less. Such investments, carried at cost which approximates market, are readily marketable.

(e)    Inventories

Inventories consist primarily of food, beverage, gasoline and operating supplies and are stated at the lower of cost (determined on an average cost basis) or market.

(f)    Property and equipment

Property and equipment are stated at cost. Depreciation and amortization is computed primarily by the straight-line method over the estimated useful lives of the assets. These lives range between 5 to 35 years for buildings and improvements and 1 to 20 years for equipment, furniture, and fixtures. Assets sold or otherwise disposed of are removed from the property accounts and the resulting gains or losses are included in income.

(g)    Capitalized interest

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for a project, interest is capitalized on the amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest was not material amount for the years ended June 30, 2004, 2003, and 2002.

(h)    Debt issuance costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the debt instrument. Debt issuance costs are included in Other Assets on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i)    Self-insurance accrued liability

The Company is self-insured for various levels of general liability, worker’s compensation, and employee medical insurance. Insurance claims and reserves include estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, the Company makes judgments based on historical claims experience, accident frequency, severity, and the experience of industry agents, administrators, and others, as appropriate. Actual self-insurance liabilities have not differed materially from accrued estimated amounts for the years presented.

(j)    Litigation accrued liability

The Company assesses its exposure to loss contingencies including legal matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs form management’s estimate, operating results could be impacted. Actual litigation liabilities have not differed materially from accrued estimated amounts for the years presented with one exception.

In the year ended June 30, 2003, the Company realized $547,000 in legal fees and settlement costs associated with a personal injury claim, which arose out of an April 2000 incident. The Company maintains general liability insurance to protect itself from personal injury claims in excess of a contracted deductible. For the year ended June 30, 2002, the Company did not accrue a liability for this claim as in the Company’s estimation any material payout was remote. Further, this claim was insured subject to a $35,000 deductible. Subsequently, the Company was informed that the insurance carrier during the period, Legion Indemnity, had become insolvent and was not expected to make any payment to the claimant or the Company. In July 2003, the Company settled with the claimant and is seeking recovery of its loss from the Company’s insurance broker at the time. Any recovery will be realized and recorded when received. Other potential liabilities emanating from the same two year period the Company was insured by Legion Indemnity have been identified and the Company feels have been sufficiently accrued for. The statute of limitations has expired for additional claims arising out of this period.

(k)    Customer reward program accrued liability

The Company has in place a rewards system based on customer gaming play. Rewards are redeemable for complimentary hotel rooms, food, beverage, merchandise, and in many cases, cash. A significant amount of rewards earned by customers expire without redemption. The Company estimates the percentage of rewards earned that will be redeemed based on experience and/or special circumstances, if any. For instance, it is less likely customers will redeem small balances than large balances. Additionally, locals have a higher redemption rate than non-locals. Actual customer reward liabilities have not differed materially from accrued estimated amounts during the years presented.

(l)    Goodwill and other intangible assets

Intangible assets consist of trademarks/trade names, customer database(s), grandfathered gaming license(s), a below-market land lease, and goodwill. Goodwill and other intangibles are reviewed annually for impairment and, if necessary, an impairment loss will be recorded. Refer to Note 3 for a more complete the Company’s goodwill and other intangibles.

(m)    Impairment of long-lived assets

Asset listings are maintained by the Company and are grouped by revenue center or by department. Revenues and certain direct costs can be linked to individual assets, but the lowest level for which identifiable cash flows can be determined that are largely independent of the cash flows of other assets and liabilities is at the property level. Therefore, whenever events or circumstances indicate that a property’s carrying amount may not be recoverable, its carrying value is compared to the anticipated current and projected cash flows of the asset, or group of assets, to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determine if impairment has occurred. The Company does not believe that any events or circumstances have occurred that would require the realization or recognition of an impairment in the three fiscal years ended June 30, 2004, however the Company did accelerate the depreciation of gold ranch fuel pumps (see Note 13).

(n)    Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash in bank accounts with balances, at times, in excess of federally insured limits. However, the Company believes it is not exposed to significant credit risk on its cash and cash equivalents.

(o)    Income taxes

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards “SFAS” No. 109—“Accounting for Income Taxes”. In accordance with SFAS No. 109, the asset and liability method of accounting for income taxes is utilized whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company has a March 31 tax year-end.

(p)    Fair value of financial instruments

The Company calculates the fair value of financial instruments and includes this additional information in the Company’s Notes to Consolidated Financial Statements when the fair value is different than the book value of those financial instruments. When fair value is equal to book value, no additional disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved. It is estimated that the carrying amounts of the Company’s financial instruments approximate fair value at June 30, 2004.

(q)    Use of estimates

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

(r)    Reclassifications

Reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

(s)    Recently issued accounting pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(t)    Stock compensation program

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

	as of June 30,
	2004	2003	2002
Net income (loss) as reported	$6,890,826	$1,868,393	$(188,628)
Total stock-based employee compensation expense under the fair-value based method for awards, net of related income tax effects	(113,142)	(68,053)	(43,269)

Pro forma net income (loss)	$6,777,684	$1,800,340	$(231,897)

Basic earnings (loss) per share:
As reported	$1.32	$0.38	(0.04)
Pro forma	1.30	0.37	(0.05)
Diluted earnings (loss) per share:
As reported	$1.24	$0.36	(0.04)
Pro forma	1.22	0.35	(0.05)
Weighted average assumptions:
Expected stock price volatility	100.0%	100.0%	100.0%
Risk-free interest rate	3.0%	2.8%	2.9%
Expected option lives	2.4 years	2.5 years	2.6 years
Estimated fair value of options granted	$3.56	$1.75	$1.66

NOTE 2—RAIL CITY CASINO ACQUISITION

On May 1, 2004, the Company completed the acquisition of 100% of the outstanding common stock of Plantation Investments, Inc. d/b/a Rail City Casino, a Nevada corporation, pursuant to a Stock Purchase Agreement, dated December 5, 2003 (the “Purchase Agreement”).

The major considerations given as to why Rail City was a good acquisition for the Company include, but are not limited to:

•	customer deversification and property expansion potential;

•	management and marketing efficiencies of having a third casino in close proximity to others;

•	an inherent market niche that compliments the Company’s previous customer base; and

•	a proven industry performer with an efficient cost structure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary purchase price of $38.1 million (including acquisition costs) was calculated based on EBITDA (earnings before interest, taxes, depreciation and amortization) for Rail City for the twelve months preceding the closing date of the acquisition as prescribed in the agreement. The cash paid in connection with the transaction came from three new loans totaling $42.9 million, which funded the entire acquisition as well as refinanced the balance of the previous primary debt, which had an outstanding balance of $2.4 million as of the closing date.

The purchase price of Rail City was allocated based on the fair market value of assets acquired net of liabilities assumed. The Company commissioned third-party asset valuation professionals. The purchase price amount in excess of net assets acquired was allocated to goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At May 1, 2004
Current assets	$2,701,246
Property, plant, and equipment, net	6,657,448
Intangible assets	11,768,000
Goodwill	17,655,520

Total assets acquired	38,782,214

Current liabilities	(663,698)

Total liabilities assumed	(663,698)

Net assets acquired	$38,118,516

The Rail City transaction was consummated using a Section 338 (h) (10) election for tax purposes, as such, the Company anticipates all goodwill and intangible assets to be deductible for tax purposes.

NOTE 3—INTANGIBLE ASSETS

Gold Ranch

The following intangible assets were identified and allocated a portion of the purchase consideration in conjunction with the June 1, 2002 acquisition of Gold Ranch Casino and RV Resort:

Class	Initial Valuation		Amortization	As of June 30, 2004
Goodwill	$11,018,257	(1)	—	$11,018,257
Grandfathered gaming license	861,400	(2)	—	861,400
Trademark/trade name	485,000	(2)	—	485,000
Other	10,000	(2)	—	10,000

	$12,374,657		$—	$12,374,657

(1)	The Company had initially recorded $10.9 million of goodwill in connection with the Gold Ranch acquisition, but was adjusted December 2002 to $11.0.
(2)	The Company has determined that all intangible components have indefinite lives. In accordance with the provisions of SFAS 142, intangible assets with indefinite lives are not subject to periodic amortization expense. They are, however, subject to impairment evaluation at least once per year, and would be written down during the period in which the impairment becomes evident.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rail City

The following intangible assets were identified and allocated a portion of the purchase consideration in conjunction with the May 1, 2004 acquisition of Rail City Casino:

Class	Initial Valuation		Amortization	As of June 30, 2004
Goodwill	$17,655,520		—	$17,655,520
Grandfathered gaming license	6,344,000	(1)	—	6,344,000
Trademark/trade name	3,786,000	(1)	—	3,786,000
Customer list/relationships	1,190,000	(2)	110,263	1,079,737
Under-market land lease	448,000	(3)	3,058	444,942

	$29,423,520		$113,321	$29,310,199

(1)	The Company has determined that intangible components of the grandfathered gaming license and the trademark/trade name have indefinite lives. In accordance with the provisions of SFAS 142, intangible assets with indefinite lives are not subject to periodic amortization expense. They are, however, subject to impairment evaluation at least once per year, and would be written down during the period in which the impairment becomes evident.
(2)	Customer relationships will be amortized over approximately seven years and on an accelerated basis, which was developed though an analysis of average expected customer life.
(3)	The under-market lease will be amortized straight-line over the life of the lease, which expires September 2028.

Anticipated amortization expense over the next 5 years from intangibles which are subject to amortization is as follows:

	Customer list/relationships	Under-market land lease
Fiscal 2005	$495,850	$18,348
Fiscal 2006	251,071	18,348
Fiscal 2007	115,612	18,348
Fiscal 2008	51,685	18,348
Fiscal 2009	22,617	18,348

NOTE 4—GAIN ON NOTE RECEIVABLE

On November 13, 2003, the Company reached an agreement with Gulfside Casino Partnership (d/b/a the Copa Casino in Gulfport, Mississippi), regarding a final settlement of amounts owed to The Sands Regent pursuant to a non-interest bearing promissory note issued to the Company in connection with its December 1998 sale of its interest in the Copa Casino. The terms of the note required a monthly payment to the Company in an amount equal to the greater of $15,000 or 2% of the Copa Casino’s gross gaming revenues (4% beginning July 2004) until the note is paid in full. At the time of the settlement, the unpaid balance of the note was $5.0 million. On November 28, 2003, the Company received an approximately $4.0 million cash payment as final settlement under the note. The Company had not previously recognized a gain on the settlement amount due primarily to the Company’s uncertainty of the Copa’s current management’s ability to obtain long-term financing, as well as competitive, legal, financial, environmental and various other risks facing the casino. As a result, in December 2003, the Company recognized a gain for the full settlement amount of $4.0 million plus debt service payments of $387,000 made during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LONG-TERM DEBT	June 30,
	2004	2003

Amount outstanding under a Wells Fargo Bank syndicated, $20,000,000 term loan collateralized by substantially all property and equipment of Zante, Inc. and Plantation, Inc., as well as the furniture, fixtures, and equipment of Last Chance, Inc. The Company’s current book value of the security interest on the loan is approximately $40.0 million. Terms of this note require that the principal outstanding be reduced: to $17.0 million by May 2005, to $13.5 million by May 2006, to $9.5 million by May 2007, and to $5.0 million by May 2008. The note matures in May 2009 with all principal and interest under the note becoming due and payable. The note has a variable interest rate based on LIBOR and/or the U.S. Prime Index plus the applicable margin as defined in the agreement. The interest rate at June 30, 2004 was LIBOR plus 4% or Prime plus 2.5%. The 30-day LIBOR was 1.03582% and the Prime Index was 4% on June 30, 2004. Also as terms of the note, any principal payment on subordinated debt must be matched equally by an additional principal payment on this term loan.

	$19,250,000	$—

Amount outstanding under a Wells Fargo Bank syndicated $22,000,000 revolving credit facility, collateralized by substantially all property and equipment of Zante, Inc. and Plantation, Inc.; as well as the furniture, fixtures, and equipment of Last Chance, Inc. The Company’s current book value of the security interest on the loan is approximately $40.0 million. Terms of this note require that the variable interest rate based on LIBOR and/or the U.S. Prime Index plus the applicable margin defined in the agreement. The interest rate at June 30, 2004 was LIBOR plus 4% or Prime plus 2.5%. The 30-day LIBOR was 1.03582% and the Prime Index was 4% on June 30, 2004. This credit facility requires interest only payments and matures on May 1, 2009 with any unpaid interest or principal due and payable.

	15,500,000	—

Amount outstanding under a $880,000 unsecured subordinated note held by Wells Fargo Bank. The note has a fixed interest rate of 11.0% and requires no principal payment until maturity on May 1, 2007, at which time any unpaid interest or principal is due and payable.	880,000	—

Amounts outstanding under a $1,604,000 convertible promissory note held by David R. Belding, an investor. The note has a security interest in the furniture, fixtures, and equipment of Last Chance, Inc. and is convertible into 246,012 shares of Company common stock, a conversion price of $6.52 per share. The note bears a fixed interest rate of 7.5%, an effective rate of 9.6%, and requires no principal payment until maturity on March 25, 2007, at which time all principal and interest is due and payable unless extended at Mr. Belding’s option for up to two additional years. The amount outstanding is discounted by $345,228, which represents the amortized value of a warrant issued to Mr. Belding, which is exercisable into 100,000 shares of Company common stock at a strike price of $7.82 per share.

	1,258,772	—

Amounts outstanding under a Nevada State Bank, ten year, $17,000,000 reducing revolving credit facility, collateralized by substantially all property and equipment of Zante, Inc. and furniture, fixtures, and equipment of Last Chance, Inc. The note had a fixed interest rate at 7.17% for five years through June 1, 2007. This loan, which would have matured on June 5, 2012, was paid off in 2004.	—	8,600,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LONG-TERM DEBT (cont’d)

	June 30,
	2004	2003

Amounts outstanding under a subordinated note payable to Prospector Gaming Enterprises, Inc. in the amount of $5,618,734; collateralized by a secondary lien on furniture, fixtures, and equipment. At June 30, 2003, the variable interest rate was 7.25% based on the Prime index, plus 2.5%. This note, which would have matured on June 1, 2007, was paid off in 2004 in conjunction with the David R. Belding transaction above.	—	4,816,059

Other	54,167	10,255

	36,942,939	13,426,314

Less current maturities	3,143,570	806,274

Long-term portion	$33,799,369	$12,620,040

The bank term loan and revolving credit facility, which totaled $42.0 million when entered into in May 2004, requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at June 30, 2004.

Long-term debt is payable as follows:

Year ending June 30,	Amount
2005	$3,143,570
2006	3,660,597
2007	9,093,000
2008	4,625,000
2009	16,420,772
thereafter	—

Total	$36,942,939

NOTE 6—STOCKHOLDERS EQUITY

As of June 30, 2004 and 2003, the Company has authorized 5,000,000, $.10 par value preferred shares of which none were issued and outstanding.

NOTE 7—STOCK OPTION AND STOCK INCENTIVE PLANS

The Company’s second amended and restated stock option plan provides for the granting of incentive stock options, as well as non-qualified stock options, to executives and key employees. The plan also provides for the granting of non-qualified stock options to independent (non-employee) directors. With respect to grants of stock options to independent directors, the stock option plan provides for the automatic grant of options to purchase 7,500 shares to an independent director on each annual meeting date that such director continues to serve. Further, the Board of Directors may grant an option to purchase up to 25,000 shares upon the appointment of a new independent director. The plan presently permits for the granting of options covering a maximum of 1,100,000 shares of the Company’s common stock. The Company has reserved shares to cover these requirements. The plan will continue until the year 2010, unless terminated earlier. Under the plan, the per share exercise price of an option cannot be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

less than 100% of the fair market value of the shares at date of grant or 110% of the fair market value in the case of incentive stock options granted to stockholders owning more than 10% of the outstanding common shares. The options generally vest 25% to 50% each year after grant for employees and vest 100% in one year for grants to independent directors.

The following table summarizes activity of the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price
Options Outstanding

Outstanding, July 1, 2001	614,500	$1.60
Options granted	82,500	2.86
Options exercised	(20,000)	1.81
Options cancelled	(1,000)	1.81

Outstanding, June 30, 2002	676,000	1.75
Options granted	90,000	3.11
Options exercised	(31,250)	1.73
Options cancelled	(3,750)	1.73

Outstanding, June 30, 2003	731,000	1.92
Options granted	100,000	5.99
Options exercised	(192,500)	1.74
Options cancelled	—	—

Outstanding, June 30, 2004	638,500	$2.61

Options Exercisable
At June 30, 2002	541,500	$1.61
At June 30, 2003	590,250	1.65
At June 30, 2004	463,500	1.82

At June 30, 2004, options to purchase 43,614 shares were available for grant under the stock option plan.

The following table sets forth certain information with respect to stock option grants outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.875 to $2.48	366,000	4.7	$1.48	366,000	$1.48
$ 3.00 to $6.92	272,500	8.7	4.13	97,500	3.09

$0.875 to $6.92	638,500	6.4	$2.61	463,500	$1.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—FEDERAL INCOME TAXES

The Company’s income tax (provision) benefit consists of the following:

	2004	2003	2002
Current	$(996,571)	$(257,810)	$201,558
Deferred	(157,141)	(684,246)	(69,370)

	$(1,153,712)	$(942,056)	$132,188

The Company’s effective tax rate differs from the federal statutory rate as follows:

	2004	2003	2002
Federal statutory tax rate	35.0%	35.0%	-35.0%
Surtax exemption	-1.0%	-1.0%	1.0%
General business credits	-0.3%	-0.5%	-7.8%
Other (1)	-19.4%	0.0%	0.6%

	14.3%	33.5%	-41.2%

(1)	In December 1998 the Company sold all of its ownership interest in Patrician, GCI, and Artemis and recognized a tax gain of $1,206,159. For financial statement purposes the Company reported the transaction under the cost recovery method of accounting which defers recognition of the gain until basis is recovered. Accordingly, the Company recorded a net deferred tax asset of $410,094 for the transaction.

The note receivable discussed in Note 4 provided for a deferred tax asset and corresponding valuation allowance based on the uncertainty of receiving future payments. In December 2003, the Company settled with the debtor of this obligation and received an amount in excess of the net deferred tax asset previously recognized. With the settlement amount, the Company reversed the valuation allowance and then applied payment to the deferred tax asset. The reversal of the valuation allowance had the effect of reducing the Company’s effective income tax rate to 14.3% for the year ended June 30, 2004.

Below are the components of the Company’s net deferred federal income tax liability are as follows at June 30:

	2004	2003
Deferred tax assets:
Accrued expenses	$174,440	$87,994
Tax basis difference—Copa note	—	1,841,384
Impairment of tangible assets	66,442	—
Other	13,398	9,902

	254,280	1,939,280

Less valuation allowance	—	(1,571,717)

	254,280	367,563

Deferred tax liabilities:
Intangibles	(601,242)	(303,866)
Property and equipment	(1,317,052)	(1,701,626)
Prepaid expenses	(446,117)	(315,061)

	(2,364,411)	(2,320,553)

Net deferred federal income tax liability	(2,110,131)	(1,952,990)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128 - “Earnings Per Share”. SFAS 128 provides for the reporting of “basic”, or undiluted earnings per share, and “diluted” earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the addition of potentially dilutive securities, which for the Company, consist of stock options, convertible debt and a warrant (see Note 12). Dilution is determined based upon the assumption that the options, the convertible debt, and the warrant are exercised or converted. The weighted average number of shares outstanding for the calculation of diluted earnings per share for the years ended June 30, 2004 and 2003, include the dilutive effect of the Company’s stock options only. In May 2004, the Company issued convertible debt and a warrant as summarized in Note 12. The dilutive effect of the convertible debt and the warrant to purchase common stock was not included because the associated strike price(s) exceeded the average closing price of the Company’s common stock for the period.

For the year ended June 30, 2002, stock options to purchase 676,000 shares were not included because the Company incurred a net loss for the period.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

For the year ended June 30,	2004		2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic net income (loss) per share	5,206,321	$1.32	4,930,713	$0.38	4,558,907	$(0.04)
Effect of dilutive securities, convertible debt and warrant	352,513	(0.08)	268,202	(0.02)	—	—

Diluted net income (loss) per share	5,558,834	$1.24	5,198,915	$0.36	4,558,907	$(0.04)

NOTE 10—COMMITMENTS AND CONTINGENCIES

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$36,942,939	$3,143,570	$12,753,597	$21,045,772	$—
Interest on long-term debt (1)	12,242,201	3,218,416	5,448,260	3,575,525	—
Operating leases (2)	4,552,083	575,000	1,150,000	1,150,000	1,677,083
Other (3)	1,607,994	203,115	406,230	406,230	592,419

	$55,345,217	$7,140,101	$19,758,087	$26,177,527	$2,269,502

(1)	Interest is calculated by assuming the Company keeps its line of credit fully advanced and the table assumes a weighted average interest rate of 7.5% until maturity. All long-term debt matures within 5 years.
(2)	Represents contractual lease obligations to Prospector Gaming Enterprises (PGE) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without significant expansion of the gaming facilities. The Company has paid $575,000, $575,000, and $47,917, on this obligation in fiscal years 2004, 2003, and 2002, respectively.
(3)	Represents management fees due to PGE in connection with the RV park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates. The Company has paid $192,213, $169,922, and $14,105, on this obligation in fiscal years 2004, 2003, and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

The Company is party to various legal actions, proceedings and pending claims arising in the normal conduct of business. Management believes that the final outcomes of these matters will not have a material adverse effect upon the Company’s financial position and results of operations.

In the year ended June 30, 2003, the Company incurred legal and settlement costs aggregating $547,000 in connection with the settlement of a personal injury claim. The Company from time-to-time incurs legal costs and settlements charges in its normal course of business, however the Company maintains general liability insurance to protect itself from costs exceeding the contracted deductible. This claim was insured, however, the insurance carrier, Legion Indemnity, is insolvent and not expected to make any payment to the Company. The Company is seeking recovery of its loss from the Company’s insurance broker. Any recovery will be realized and recorded when received. Other potential liabilities emanating from the same two year period the Company was insured by Legion Indemnity have been identified and the Company feels have been sufficiently accrued for. The statute of limitations has expired for additional claims arising out of this period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—BUSINESS SEGMENTS

In accordance with SFAS No. 131—“Business Segments and Related Information”, the Company reports business segment information based on geographic location. The following is a breakdown of various data by location as of the respective years ended. Rail City information includes just two months operations for the fiscal year ended June 30, 2004.

	June 30,
	2004	2003
Gross revenues less promotional allowances
Sands Regency Casino/Hotel	$34,408,470	$33,494,258
Gold Ranch Casino and RV Resort	23,801,537	22,189,083
Rail City Casino	4,138,687	—

Total consolidated gross revenues less promotional allowances	$62,348,694	$55,683,341

Operating profit (loss)
Sands Regency Casino/Hotel	$2,779,467	$2,842,999
Gold Ranch Casino and RV Resort	1,544,740	1,773,607
Rail City Casino	1,019,198	—
Corporate Costs	(439,471)	(324,188)

Total consolidated operating profit	$4,903,934	$4,292,418

Interest income
Sands Regency Casino/Hotel	$102	$1,811
Gold Ranch Casino and RV Resort	—	—
Rail City Casino	60	—

Total consolidated interest income	$162	$1,811

Interest expense
Sands Regency Casino/Hotel	$217,845	$421,917
Gold Ranch Casino and RV Resort	589,127	794,054
Rail City Casino	350,889	—

Total consolidated interest expense	$1,157,861	$1,215,971

Depreciation and amortization
Sands Regency Casino/Hotel	$3,426,236	$3,136,377
Gold Ranch Casino and RV Resort	684,018	393,425
Rail City Casino	316,973	—

Total consolidated depreciation and amortization	$4,427,227	$3,529,802

Assets
Sands Regency Casino/Hotel	$36,246,640	$39,521,613
Gold Ranch Casino and RV Resort	16,057,164	15,924,816
Rail City Casino	39,289,358	—

Total consolidated assets	$91,593,162	$55,446,429

Additions to long-lived assets
Sands Regency Casino/Hotel	$1,879,079	$1,559,345
Gold Ranch Casino and RV Resort	513,979	274,616
Rail City Casino	12,755	—

Total consolidated additions to long - lived assets	$2,405,813	$1,833,961

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—DEBT AND EQUITY FINANCING BY PRIVATE INVESTOR

On March 25, 2004, the Company completed a financing arrangement by which it issued to a private investor (i) 500,000 shares of common stock for $5.22 per share, (ii) a warrant to purchase up to 100,000 shares of common stock at an exercise price of $7.82 per share, and (iii) a secured convertible note in the amount of $1,604,000, with a conversion price of $6.52, and convertible into 246,012 shares of common stock. The registration statement related to these instruments became fully effective May 7, 2004.

NOTE 13— LONG-LIVED ASSETS

The Company determined that its fuel pumps at Gold Ranch were going to be replaced within one year. In the year ended June 30, 2004, we realized a $195,000 charge related to the fuel pumps and related equipment, which is included in depreciation and amortization on the Company’s consolidated statement of operations.

NOTE 14—CONDENSED QUARTERLY RESULTS (UNAUDITED)

(Dollars in thousands except per share information)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net revenues		$15,920	$12,745	$13,173	$20,511
Income from operations		1,670	240	145	2,849
Net income		1,082	4,335	30	1,444
Net income per share:	Basic	$0.22	$0.86	$0.01	$0.23
	Diluted	$0.20	$0.81	$0.01	$0.23

2003
Net revenues		$15,701	$12,446	$12,501	$15,035
Income from operations		2,433	55	194	1,610
Net income (loss)		1,334	(234)	77	691
Net income (loss) per share:	Basic	$0.27	$(0.05)	$0.02	$0.14
	Diluted	$0.26	$(0.05)	$0.01	$0.14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

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

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated by reference the information appearing under the caption “Directors and Executive Officers” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 1, 2004, to be filed with the Securities and Exchange Commission

ITEM 11. EXECUTIVE	COMPENSATION

There is hereby incorporated by reference the information appearing under the caption “Compensation of Executive Officers” and Section 16 (a) Beneficial Ownership Reporting Compliance in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 1, 2004, to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is hereby incorporated by reference the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 1, 2004, to be filed with the Securities and Exchange Commission

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information appearing under the caption “Director Relationships” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 1, 2004, to be filed with the Securities and Exchange Commission

PART IV

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

There is hereby incorporated by reference the information appearing under the caption “Director Relationships” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 1, 2004, to be filed with the Securities and Exchange Commission

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements of the Company

(a)(2)    Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Allowance for Doubtful Accounts Receivable

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Year ended June 30, 2004	$61	$56	$(85)	$32
Year ended June 30, 2003	29	98	(66)	61
Year ended June 30, 2002	54	82	(107)	29

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions of are inapplicable and therefore have been omitted or the information is presented in the Consolidated Financial Statements or related notes.

(a)(3)    Exhibits

2.1	Asset Purchase Agreement dated as of December 27, 2001, by and between Prospector Gaming Enterprises, Inc., a Nevada corporation, and Last Chance, Inc., a Nevada corporation. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed January 10, 2002). *

2.2	Stock Purchase Agreement by and among Alliance Gaming Corporation, APT Games, Inc., and The Sands Regent dated December 5, 2003 (incorporated by reference to Sands’ on Form 10-Q for the quarter ended December 31, 2003).*

3.1	Restated Articles of Incorporation of the Company (Exhibit 3(a) to the Company’s Registration Statement (Registration No. 2-93453) on Form S-1).*

3.2	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 2, 1987 (Exhibit 4(a) to the Company’s Form 10-Q for the quarter ended December 31, 1987).*

3.3	Certificate of Correction Pursuant to NRS 78.0295 of the Company, dated August 18, 2000 (Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended September 30, 2000).*

3.4	Amended and Restated Bylaws of the Company, as amended, dated April 29, 1985, (Exhibit 3(b) to the Company’s Form 10-K for the fiscal year ended June 30, 1985).*

3.5	Resolution of Amendment to the Bylaws of the Company, dated November 2, 1987 (Exhibit 4(b) to the Company’s Form 10-Q for the quarter ended December 31, 1987).*

3.6	Certificate of Amendment of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, dated January 10, 1996 (Exhibit 3(b)(iii) to the Company’s Form 10-K for the fiscal year ended June 30, 1996).*

3.7	Amendment to Section 4.15 of Article IV of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, dated February 11, 2002. (Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended March 31, 2002).*

3.8	Amendment to Section 5.01 of Article V of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, Regarding Officer Requirements, effective as of August 20, 2002. (Exhibit 3(b)(v) to the Company’s Form 10-K for the year ended June 30, 2002).*

3.9	Amendment to Section 5.09 of Article V of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, regarding Duties of Treasurer, effective as of August 20, 2002. (Exhibit 3(b)(vi) to the Company’s Form 10-K for the year ended June 30, 2002).*

3.10	Amendment to Article VII, Subparagraph 3, of the Amended and Restated Articles of Incorporation of The Sands Regent, a Nevada corporation, regarding change from staggered election of all Board members to annual election of all Board members, and Amendment to Article XII, Subparagraph 1, regarding reduction of shareholder votes needed for certain matters, from super majority to simple majority, effective as of November 3, 2003.**

4.1	Amended Trust Agreement, dated February 22, 1987, among Antonia Cladianos II as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(a) to the Company’s Form 10-K for the fiscal year ended June 30, 1987).*

4.2	Amended Trust Agreement, dated February 19, 1987, among Pete Cladianos III as trustor and beneficiary and Pete Cladianos, Jr. as trustee (Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended June 30, 1987).*

4.3	Secured Convertible Note dated as of March 25, 2004, by and among The Sands Regent and David R. Belding (Incorporated by reference from the Company’s Current Report on Form 8-K, filed March 29, 2004, File No. 000-14050).*

4.4	Warrant to Purchase Common Stock dated as of March 25, 2004, by and among The Sands Regent and David R. Belding (Incorporated by reference from the Company’s Current Report on Form 8-K, filed March 29, 2004, File No. 000-14050).*

10.1	Second Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated November 6, 2000 (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2000).*

10.2	Non-Qualified Stock Option Agreement, dated May 11, 1998, by and between Louis J. Phillips and The Sands Regent. (Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended June 30, 1998).*

10.3	Form of Indemnity Agreement for Directors and Officers of the Company (Exhibit 10(f) to the Company’s Form 10-K for the fiscal year ended June 30, 1988).*

10.4	Reducing Revolving Line of Credit Loan Agreement, dated May 31, 2002, by and between Nevada State Bank and The Sands Regent, Zante, Inc. and Last Chance, Inc.; and the related Reducing Revolving Line of Credit Promissory Note secured by Deed of Trust; Deed of Trust and Security Agreement and Fixture Filing with Assignment of Rents (Zante, Inc.); Deed of Trust and Security Agreement and Fixture Filing with Assignment of Rents (California Prospectors, Ltd.,); Deed of Trust and Security Agreement and Fixture Filing with Assignment of Rents (Last Chance, Inc.); and Stock Pledge Agreement.*

10.5	Secured Promissory Note, dated June 1, 2002, by and between Last Chance, Inc. and Prospector Gaming Enterprises, Inc.*

10.6	Loan and Security Agreement, dated December 3, 1999, by and between Foothill Capital Corporation and Zante, Inc.; and the related Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents; General Continuing Guarantee; Guarantor Security Agreement; and Stock Pledge Agreement (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 1999).*

10.7	Agreement, dated November 6, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino Partnership and The Sands Regent (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended September 30, 1998).*

10.8	First Amendment to Agreement, dated December 23, 1998, by and between Terry W. Green, Joel R. Carter, Sr., Gulfside Casino Partnership and The Sands Regent; and the related Promissory Note and Royalty Agreement. (Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended June 30, 1999).*

10.9	Employment Agreement, dated December 15, 1998, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 1999).*

10.10	Amendment to Employment Agreement, dated December 15, 1999, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended December 31, 1999).*

10.11	Executive Bonus Agreement, dated January 3, 2001, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 2001).*

10.12	Gold Ranch Casino Lease, dated as of December 27, 2001, by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C., a Nevada limited liability company (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.13	Amendment to Lease (Gold Ranch Casino Lease, dated December 27, 2001), dated May 31, 2002 by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C.*

10.14	Option to Purchase the Gold Ranch Casino Property and Improvements, The Leach Field Property, the Frontage Parcel, the California Lottery Station and the California Lottery Property, and the Right of First Refusal, dated as of December 27, 2001, by and among Prospector Gaming Enterprises, Inc., Target Investments, L.L.C. and Last Chance, Inc. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.15	Member’s Interest Purchase and Sale Agreement, dated as of December 27, 2001, by and among Peter and Turkey Stremmel, husband and wife, Steve and Henrietta Stremmel, husband and wife, and Last Chance, Inc. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.16	Option to Purchase All Assets of Gold Ranch RV Resort Business and Right of First Refusal, dated as of December 27, 2001, by and between Gold Ranch RV Resort, LLC, a Nevada limited liability company, and Last Chance, Inc. (Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.17	Gold Ranch RV Resort Management Agreement, dated as of December 27, 2001 by and between Gold Ranch RV Resort, LLC, a Nevada limited liability company, and Last Chance, Inc. (Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.18	Option to Purchase the RV Park Property and Right of First Refusal, dated as of December 27, 2001, by and between Prospector Gaming Enterprises, Inc. and Last Chance, Inc. (Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.19	Agreement, dated as of May 24, 2002, by and between Prospector Gaming Enterprises, Inc., California Prospectors, Ltd., a Nevada limited liability company, Target Investments, LLC, Gold Ranch RV Resort, LLC, Stremmel Capital Group, Ltd., a Nevada limited liability company, Steve Stremmel and Peter Stremmel, Last Chance, Inc., and The Sands Regent. (Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed June 14, 2002)*

10.20	Employment Agreement, dated as of June 1, 2002, by and between Robert J. Medeiros (as Chief Operating Officer) and The Sands Regent.*

10.21	Management Agreement, dated as of May 31, 2002, by and between Prospector Gaming Enterprises, Inc., and Last Chance Inc.*

10.22	Stock and Warrant Purchase Agreement dated as of March 25, 2004, by and among The Sands Regent and David R. Belding (Incorporated by reference from the Company’s Current Report on Form 8-K, filed March 29, 2004).*

10.23	Security Agreement dated as of March 25, 2004, by and among Last Chance, Inc., The Sands Regent and David R. Belding (Incorporated by reference from the Company’s Current Report on Form 8-K, filed March 29, 2004).*

10.24	Credit Agreement by and among The Sands Regent, Inc., Last Chance, Inc., Zante, Inc., the Lenders named therein and Wells Fargo Bank, N.A. dated April 2, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*

10.25	Subordinated Promissory Note by and among The Sands Regent and Alliance Gaming Corporation dated May 3, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*

10.26	Supply Agreement by and among Bally Gaming, Inc. and The Sands Regent dated May 3, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*

10.27	Security Agreement by and among The Sands Regent, Last Chance, Inc. and Zante, Inc. and Wells Fargo Bank, N.A. dated May 3, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*

10.28	Pledge Agreement by and among The Sands Regent and Wells Fargo Bank, N.A. dated May 3, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*

10.29	Subordination Agreement by and among Alliance Gaming Corporation and Wells Fargo Bank, N.A. dated May 3, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*

21	Subsidiaries.**

23	Consent of Deloitte & Touche LLP.**

31	Rule 13a - 14(a)/15d – 14(a) Certifications.**

32	Section 1350 Certifications.**

*	Incorporated by reference
**	Filed herewith

(b)	Reports on Form 8-K.

On May 11, 2004, the Company filed a Form 8-K current report announcing the completion of the acquisition of Rail City.

On May 20, 2004, the Company furnished a Form 8-K for the results of operations for the quarter ended March 31, 2004.

THE SANDS REGENT AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SANDS REGENT

Date: September 24, 2004	By:	/s/ FERENC B. SZONY
Ferenc B. Szony President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JON N. BENGTSON Jon N. Bengtson	Chairman of the Board	September 24, 2004

/s/ LOUIS J. PHILLIPS Louis J. Phillips	Director	September 24, 2004

/s/ LARRY TUNTLAND Larry Tuntland	Director	September 24, 2004

/s/ DOUG HAYES Doug Hayes	Director	September 24, 2004

/s/ DAVID R. GRUNDY David R. Grundy	Director	September 24, 2004

/s/ PETE CLADIANOS III Pete Cladianos III	Director & Secretary	September 24, 2004

/s/ ROBERT J. MEDEIROS Robert J. Medeiros	Chief Financial and Principal Accounting Officer	September 24, 2004