Form 10-Q
period 2004-09-30
SANDS REGENT
filed 2004-11-15
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

or

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

On November 10, 2004, the registrant had outstanding 5,707,904 shares of its common stock, $.10 par value.

THE SANDS REGENT

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)	2003	2004
Operating revenues
Gaming	$7,030	$12,424
Lodging	3,074	3,054
Food and beverage	1,729	3,047
Fuel and convenience store	4,597	4,703
Other	457	479

Gross revenues	16,887	23,707
Promotional allowances	967	1,832

Net revenues	15,920	21,875

Operating expenses
Gaming	3,040	4,995
Lodging	1,091	1,105
Food and beverage	1,137	1,938
Fuel and convenience store	4,304	4,473
Other	145	157
Maintenance and utilities	1,121	1,492
General and administrative	2,497	3,045
Depreciation and amortization	915	1,545

	14,250	18,750

Income from operations	1,670	3,125

Other income (expense)
Interest expense	(218)	(606)
Collections on previously reserved note receivable	230	—
Other, net	(47)	(46)

	(35)	(652)

Income before income taxes	1,635	2,473
Income tax provision	(553)	(833)

Net income	$1,082	$1,640

Net income per share
Basic	$0.22	$0.29
Diluted	$0.20	$0.27

Weighted average of shares outstanding
Basic	4,982,968	5,646,555
Diluted	5,278,486	6,118,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands except share data)	JUNE 30, 2004	SEPTEMBER 30, 2004
ASSETS
Cash and cash equivalents	$5,443	$5,316
Accounts receivable, net	714	633
Inventories	775	737
Prepaid expenses and other assets	2,014	1,775

Total current assets	8,946	8,461

Property and equipment:
Land	10,007	10,007
Buildings and improvements	42,823	43,039
Equipment, furniture and fixtures	24,634	25,108
Construction in progress	387	112

Total property and equipment	77,851	78,266
Less accumulated depreciation and amortization	37,993	39,011

Property and equipment, net	39,858	39,255

Other assets:
Goodwill	28,674	28,717
Other intangibles	13,011	12,888
Other	1,104	1,131

Total other assets	42,789	42,736

Total assets	$91,593	$90,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,380	$3,285
Accrued salaries, wages and benefits	2,384	1,587
Other accrued expenses	465	504
Federal income tax payable	768	706
Deferred federal income tax liability	258	194
Current maturities of long-term debt	3,144	3,272

Total current liabilities	10,399	9,548
Long-term debt	33,799	31,647
Deferred federal income tax liability	1,852	2,011

Total liabilities	46,050	43,206

Common stock ($.10 par value, 20,000,000 shares authorized; 8,049,555 issued)	805	805
Additional paid-in capital	17,018	17,081
Retained earnings	50,078	51,718

	67,901	69,604
Treasury stock (at cost; 2,403,000 shares)	(22,358)	(22,358)

Total stockholders’ equity	45,543	47,246

Total liabilities and stockholders’ equity	$91,593	$90,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)	2003	2004
Operating Activities
Net income	$1,082	$1,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	915	1,545
Loss on disposal of property and equipment	47	46
(Increase) decrease in accounts receivable, net	(55)	81
(Increase) decrease in inventories	(28)	38
Decrease in prepaid expenses and other current assets	157	239
Decrease in other assets	—	55
Increase (decrease) in accounts payable	(460)	67
Decrease in accrued expenses	(282)	(758)
Change in federal income taxes payable/receivable	1,062	(62)
Change in deferred federal income taxes	(127)	95

Net cash provided by operating activities	2,311	2,986

Investing Activities
Investment in property and equipment	(395)	(774)
Payment for prior year purchases of property and equipment	(181)	(295)
Proceeds from sale of assets	153	3

Net cash used in investing activities	(423)	(1,066)

Financing Activities
Payments on long-term debt	(2,302)	(2,024)
Payment of costs relative to the issuance of long-term debt	—	(41)
Issuance of Company common stock	91	18

Net cash used in financing activities	(2,211)	(2,047)

Net decrease in cash and cash equivalents	(323)	(127)
Cash and cash equivalents, beginning of period	3,965	5,443

Cash and cash equivalents, end of period	$3,642	$5,316

Supplemental disclosure of cash flow information
Interest paid, net of amount capitalized	$211	$606
Federal income taxes paid	$—	$800
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accounts payable	$497	$133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of The Sands Regent (the “Company”) and its wholly-owned subsidiaries: Zante, Inc. (“Zante”), Last Chance, Inc. (“Last Chance”), and Plantation Investments, Inc. (“Plantation”). The Company and its subsidiaries are incorporated in Nevada. Zante owns and operates the Sands Regency Casino/Hotel (“Sands Regency”) in downtown Reno, Nevada. Last Chance owns and operates the Gold Ranch Casino and RV Resort in Verdi, Nevada, and California Prospectors, Ltd. (“California Prospectors”), a Nevada limited liability company, which operates a California lottery station. Together, Last Chance and California Prospectors are presented as “Gold Ranch”. On May 1, 2004, the Company acquired 100% of the common stock of Plantation (see Note 7). Plantation owns and operates the Rail City Casino (“Rail City”) in Sparks, Nevada.

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2004 Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2004, was derived from the audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2004 Form 10-K. In the opinion of management, all adjustments and normally recurring accruals necessary to fairly present the financial condition of the Company as of September 30, 2004, and the results of its operations and its cash flows for the three months ended September 30, 2004, and 2003 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors. Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2 - EARNINGS PER SHARE

The Company reports “basic” earnings per share and “diluted” earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing reported net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. On March 25, 2004, the Company issued $1.6 million in convertible debt, which can be converted into 246,012 shares of common stock, and issued a warrant, which can be exercised for 100,000 shares of common stock (see Note 6). For the three months ended September 30, 2003 and 2004, the dilutive effect of the Company’s stock options have been used in determining dilutive earnings per share. For the three months ended September 30, 2004, the dilutive effect of the convertible debt and the warrant also have been used in determining dilutive earnings and dilutive earnings per share. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2003		2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic net income per share	4,983	$0.22	5,647	$0.29
Effect of dilutive securities, convertible debt and warrant	295	(0.02)	472	(0.02)

Diluted net income per share	5,278	$0.20	6,119	$0.27

In the quarters ended September 30, 2003 and 2004, there were no antidilutive stock options.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 - BUSINESS SEGMENTS

The Company reports business segment information based on geographic location. The following is a breakdown of relevant data by location. (Dollars in thousands)

	THREE MONTHS ENDED SEPTEMBER 30,
	2003	2004
Net revenues
Sands Regency Casino/Hotel	$9,184	$9,002
Gold Ranch Casino and RV Resort	6,736	6,803
Rail City Casino	—	6,070

	$15,920	$21,875

Income from operations
Sands Regency Casino/Hotel	$1,323	$1,323
Gold Ranch Casino and RV Resort	725	680
Rail City Casino	—	1,449
Corporate	(378)	(327)

	$1,670	$3,125

Depreciation and amortization
Sands Regency Casino/Hotel	$811	$876
Gold Ranch Casino and RV Resort	104	138
Rail City Casino	—	487
Corporate	—	44

	$915	$1,545

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

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 - STOCK OPTION AND STOCK INCENTIVE PLANS

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost based on their estimated fair market value using the Black-Scholes pricing model at the grant dates, consistent with the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure”, net income and earnings per share would have been as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2003	2004
Net income as reported	$1,082	$1,640
Total stock-based employee compensation expense determined under the fair-value method for all awards, net of the related income tax benefits	(28)	(33)

Pro forma net income	$1,054	$1,607

Basic earnings per share:
As reported	$0.22	$0.29
Pro forma	0.21	0.28
Diluted earnings per share:
As reported	$0.20	$0.27
Pro forma	0.20	0.26

NOTE 6 - CONVERTIBLE DEBT AND WARRANT

On March 25, 2004, the Company completed a financing arrangement by which it issued to David R. Belding, a private investor, 500,000 shares of common stock for $5.22 per share. As part of the transaction, the Company obtained an additional $1.6 million from Mr. Belding and issued him a secured convertible note convertible into 246,012 shares of common stock (at $6.52 per share). Also, as part of the transaction, Mr. Belding was issued a warrant to purchase up to 100,000 shares of common stock at an exercise price of $7.82 per share.

NOTE 7 - RAIL CITY CASINO ACQUISITION

On May 1, 2004, the Company completed the acquisition of 100% of the outstanding common stock of Plantation Investments, Inc. d/b/a Rail City Casino, a Nevada corporation, pursuant to a Stock Purchase Agreement, dated December 5, 2003 (the “Purchase Agreement”). The preliminary purchase price of $38.2 million (including acquisition costs) was calculated based on EBITDA (earnings before interest, taxes, depreciation and amortization) for Rail City for the twelve months preceding the closing date of the acquisition as prescribed in the agreement. The cash paid in connection with the transaction came from three new loans totaling $42.9 million, which funded the entire acquisition as well as refinanced the balance of the previous bank debt, which had an outstanding balance of $2.4 million as of the closing date.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The preliminary purchase price of Rail City was allocated based on the fair market value of assets acquired net of liabilities assumed. The Company commissioned third-party asset valuation professionals. The purchase price amount in excess of net assets acquired was allocated to goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, May 1, 2004:

Current assets	$2,701
Property, plant, and equipment, net	6,657
Intangible assets	11,800
Goodwill	17,699

Total assets acquired	38,857

Current liabilities	(664)

Total liabilities assumed	(664)

Net assets acquired	$38,193

The Rail City transaction was consummated using a Section 338 (h) (10) election for tax purposes, as such, the Company anticipates all goodwill and intangible assets to be deductible for tax purposes.

NOTE 8 - INTANGIBLES AND GOODWILL

Intangible Balances

	June 30, 2004			September 30, 2004
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer list/relationships	$1,190	$110	$1,080	$1,190	$260	$930
Under-market land lease	448	3	445	448	8	440

	1,638	113	1,525	1,638	268	1,370

Indefinite-lived intangible assets:
Grandfathered gaming license	7,205	—	7,205	7,205	—	7,205
Trademark/tradename	4,271	—	4,271	4,303	—	4,303
Other	10	—	10	10	—	10

	11,486	—	11,486	11,518	—	11,518

Total	$13,124	$113	$13,011	$13,156	$268	$12,888

Amortization of Intangibles

The aggregate amortization expense was $-0-, and $155,000 for the three months ended September 30, 2003 and 2004, respectively. Estimated annual amortization expense for the current and succeeding fiscal years is as follows:

(Dollars in thousands)	Fiscal year	Amortization
	2005	$618
	2006	285
	2007	137
	2008	71
	2009	42

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Goodwill Changes and Balance by Segment

(Dollars in thousands)	Gold Ranch	Rail City	Total
Balance at beginning of year	$11,018	$17,656	$28,674
Rail City acquisition	—	43	43

Balance at September 30, 2004	$11,018	$17,699	$28,717

NOTE 9 - RECENTLY SECURED CREDIT FACILITIES

In connection with the acquisition of Rail City, the Company executed a syndicated financing arrangement (“Credit Agreement”) through Wells Fargo Bank. The Credit Agreement provides for a 5-year, $20,000,000 term loan collateralized by substantially all property and equipment of Zante, Inc. and Plantation Investments, Inc., and the furniture, fixtures, and equipment of Last Chance, Inc. The balance of the term loan was $19,250,000 at June 30, 2004 and $18,500,000 at September 30, 2004. The loan has a variable interest rate based on LIBOR or the U.S. Prime Index plus an applicable margin as detailed in the Credit Agreement. The interest rate at June 30, 2004 and at September 30, 2004, was LIBOR plus 4% or Prime plus 2.5%. The loan assumes a 5-year amortization schedule, and matures on May 1, 2009, with interest and any unpaid principal due and payable on that date. Additionally, as part of the Credit Agreement, the Company secured a Wells Fargo Bank syndicated, 5-year,

$22,000,000 revolving credit facility with collateralization and terms which are substantially similar to the term loan. The balance of the revolving credit facility was $15,500,000 at June 30, 2004 and $14,250,000 at September 30, 2004. The credit facility requires interest-only payments and matures on May 1, 2009, with interest and any unpaid principal due and payable on that date. Together, the bank term loan and revolving credit facility requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at September 30, 2004. For a more complete description of the credit facilities, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

NOTE 10 - SUBSEQUENT EVENTS

On October 7, 2004, Mr. David R. Belding, a private investor referenced in Note 6 above, converted $400,000 of debt held by him into 61,349 shares of Company common stock at $6.52 per share. He now holds 561,349 of the Company common shares outstanding, or 9.8%. Mr. Belding is prohibited by agreement of holding more than 9.9% of the Company’s common shares outstanding.

On November 9, 2004, the Company announced that it has agreed to sell 1,120,000 shares of its common stock to institutional investors for $8.25 per share in cash in a private placement transaction. The gross proceeds will be $9.24 million and are expected to be used to repay outstanding debt and for general working capital purposes. Also, in connection with the sale of the common stock, the Company will issue warrants to the investors to purchase up to 336,000 additional shares of the Company’s common stock at a price of $10.66, exercisable beginning six months from the date of the closing and for a period of five years thereafter.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Sands Regent and its subsidiaries (the “Company”, “we”,”our”, or “us”) operate the Sands Regency Casino Hotel (the “Sands”) in downtown Reno, Nevada, the Gold Ranch Casino and RV Resort (the “Gold Ranch”) on Interstate-80 in Verdi, Nevada, and Rail City Casino (“Rail City”) in Sparks, Nevada. The Sands has 832 hotel rooms and 5 restaurants, including Tony Roma’s Famous for Ribs, Mel’s the Original diner, and Arby’s. It has a full selection of gaming options, including 595 slot machines, 19 table games, keno, bingo, and a sportsbook operated by Leroy’s Race and Sportsbooks. Additionally, the Sands

has a Just for Laughs’ comedy club, a cabaret lounge, and a health spa.

On June 1, 2002, the Company acquired Gold Ranch. Gold Ranch’s gaming options include 256 slot machines, a California lottery station on Gold Ranch’s property which straddles the Nevada/California border, and a Leroy’s sportsbook. Additionally, Gold Ranch has a 105-space RV park, 2 restaurants (a 24-hour family style restaurant and a Jack-in-the-Box), and an ARCO gas station and convenience store.

On May 1, 2004, the Company acquired Rail City in Sparks, Nevada. Rail City has approximately 16,600 square feet of gaming space housing 629 slots, 6 table games, keno, a CalNeva sportsbook, a 24-hour family-style restaurant and a bar. Consolidated financial results for the quarter ended September 30, 2004 include a full three months of operations for Rail City, whereas the consolidated financial results for the quarter ended September 30, 2003, do not.

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

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations- Quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003.

CONSOLIDATED RESULTS. For the quarter ended September 30, 2004, the Company’s consolidated net revenues increased from $15.9 million to $21.9 million, or 37.4%, from the quarter ended September 30, 2003. On a by-property basis, the net revenues for the Sands decreased 2.0% from the corresponding quarter of the prior year, while net revenues increased 1.0% at Gold Ranch. In its first full quarter of operations under the Company, Rail City contributed $6.1 million to net revenues and accounted for all of the Company’s consolidated net revenues increase.

Consolidated income from operations was $3.1 million for the quarter ended September 30, 2004, compared to $1.7 million for the same quarter of the prior year. At the Sands, despite a 2% net revenue decrease for quarter ended September 30, 2004, compared to the quarter ended September 30, 2003, income from operations remained stable at $1.3 million. Gold Ranch’s income from operations decreased by $45,000, or 6.2%, despite a 1.0% net revenue increase, as higher fuel prices had a negligible effect on profitability. Rail City had income from operations of $1.5 million in its first full quarter of operations under the Company.

Consolidated net income was $1.6 million, or $.29 per share ($.27 diluted) for the three months ended September 30, 2004, compared to $1.1 million, or $.22 per share ($.20 diluted) for the three months ended September 30, 2003.

SANDS REGENCY HOTEL AND CASINO. The Sands had net revenues of $9.0 million in the current fiscal quarter compared with $9.2 million in the comparable quarter of the prior year. Gaming, lodging, food, and beverage net revenues were all substantially equivalent to last year. Gaming net revenues were $84,000 lower due to the Sands leasing its keno operations to a third-party in the current fiscal quarter. Additionally, the Sands net revenues were lower because promotional allowances, which offset revenues, were $74,000 higher in the current quarter than the same quarter of last year. The Sands used promotional offers to drive revenue center volumes, which were assisted by a heavy advertising campaign last year. The Sands did sell 1,000 more rooms nights in the current fiscal quarter with an occupancy of 91.7% for the quarter compared to last year’s occupancy of 90.4%.

The Sands continues to benefit from former patrons of the Sundowner Casino, which closed in December 2003, and is situated adjacent to the Sands. Additionally, nearly 300 of the hotel rooms and much of the convention space of another direct downtown Reno competitor, CalNeva Virginian, closed in October 2004, which may help increase business levels at the Sands. Further, the Sands may benefit from the Downtown Reno Events Center, which is scheduled to open in December 2004. However, factors moderating the downtown Reno property’s business levels in the quarter ended September 30, 2004, included, and may continue to include, negative perceptions of closed casinos in downtown Reno, the ongoing work on the railroad trench (ReTRAC project), increased competition from Native American casinos, and high fuel prices.

The Sands’ income from operations for the quarter was the same as last year, $1.3 million. The expense margin for the Sands improved from 85.6% to 85.3% in the quarter-to-quarter comparison mainly due to $201,000 higher marketing expenses last year than in the current fiscal quarter. Last year, during the quarter ended September 30, 2003, the Sands had expenses related to a two-pronged advertising campaign aimed at maintaining our marketing presence in the Northern California feeder market as a response to the opening of the Thunder Valley Casino, and maintaining the Sands local marketing presence to counter traffic and parking problems associated with ongoing roadwork nearby related to construction of the new downtown railroad trench.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table highlights the Sands’ sources of revenues and expenses for the:

	THREE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2004	PERCENT
Gaming revenues	$5,431	$5,390	-0.8%
Gaming expenses	$2,431	$2,424	-0.3%
Expense margin	44.8%	45.0%
Lodging revenues	$2,875	$2,847	-1.0%
Lodging expenses	$1,034	$1,040	0.6%
Expense margin	36.0%	36.5%
Food and beverage revenues	$1,278	$1,310	2.5%
Food and beverage expenses	$850	$817	-3.9%
Expense margin	66.5%	62.4%
Total net revenues	$9,184	$9,002	-2.0%
Total operating expenses	$7,861	$7,679	-2.3%
Expense margin	85.6%	85.3%
Maintenance and utilities	$944	$940	-0.4%
Percent of net revenues	10.3%	10.4%
General and Administrative	$1,646	$1,444	-12.3%
Percent of net revenues	17.9%	16.0%

GOLD RANCH CASINO AND RV RESORT. For the quarter ended September 30, 2004, Gold Ranch had net revenues of $6.8 million compared to $6.7 million in the quarter ended September 30, 2003. Gold Ranch fuel revenues were $227,000 higher during the current fiscal quarter, higher specifically due to fuel prices, which averaged $2.03 per gallon versus $1.81 in the year-ago quarter. Gasoline gallons sold were actually down 6.0% for the quarter compared to last year due in part to malfunctioning fuel pumps. The fuel pumps are scheduled to be replaced by December 2004.

Gaming revenue for Gold Ranch, comprised principally of slot machine revenue, decreased from $1.6 million in the September 2003 quarter, to $1.5 million for the quarter ended September 2004. The Company believes there is a relationship between gasoline gallons sold and gaming revenue and attributes fewer customers at the fuel pumps as a primary reason for the gaming revenue shortfall.

Gold Ranch income from operations for the quarter ended September 30, 2004 was $680,000, a $45,000 decrease from $725,000 in the quarter ended September 30, 2003. The decline in Gold Ranch’s income from operations was due primarily to the lower gaming revenues. Gold Ranch benefited from structural changes made in its gaming departments, which bettered its gaming expense margin from 38.1% in the prior year quarter to 29.9% in the current year quarter. Specifically, the security function was brought in-house and a generous coupon promotion was scaled back, among other changes.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table highlights Gold Ranch’s sources of revenues and expenses for the:

	THREE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2003	2004	PERCENT
Gaming revenues	$1,599	$1,541	-3.6%
Gaming expenses	$609	$460	-24.5%
Expense margin	38.1%	29.9%
Lodging revenues	$199	$207	4.0%
Lodging expenses	$58	$65	12.1%
Expense margin	29.1%	31.4%
Food and beverage revenues	$451	$461	2.2%
Food and beverage expenses	$287	$318	10.8%
Expense margin	63.6%	69.0%
Fuel and convenience store revenues	$4,597	$4,703	2.3%
Fuel and convenience store expenses	$4,298	$4,473	4.1%
Expense margin	93.5%	95.1%
Total net revenues	$6,736	$6,803	1.0%
Total operating expenses	$6,011	$6,123	1.9%
Expense margin	89.2%	90.0%
Maintenance and utilities	$177	$182	2.8%
Percent of net revenues	2.6%	2.7%
General and Administrative	$472	$481	1.9%
Percent of net revenues	7.0%	7.1%

RAIL CITY CASINO. The Company acquired Rail City in May 2004. For the quarter ended September 30, 2004, Rail City had $5.5 million of gaming revenues, which in contrast to the Company’s other properties, is a slightly softer season than winter. Rail City’s other material revenue center is food and beverage, which is comprised of one restaurant and one bar. Food and beverage revenues for the current year quarter were $1.3 million.

Rail City had income from operations of $1.5 million and an operating expense margin of 76.1%. The following table highlights Rail City’s sources of revenues and expenses for the:

(dollars in thousands)	THREE MONTHS ENDED SEPTEMBER 30, 2004
Gaming revenues	$5,493
Gaming expenses	$2,111
Expense margin	38.4%
Food and beverage revenues	$1,276
Food and beverage expenses	$803
Expense margin	62.9%
Total net revenues	$6,070
Total operating expenses	$4,621
Expense margin	76.1%
Maintenance and utilities	$370
Percent of net revenues	6.1%
General and administrative	$837
Percent of net revenues	13.8%

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE COSTS. Corporate costs include the salaries and benefits of corporate officers and management, public company reporting costs, and related legal and accounting fees. Corporate costs were $378,000 in the quarter ended 2003, which compares to $327,000 in the quarter ended September 30, 2004. With the acquisition of a third casino property, the Company has redefined in the current year what costs are considered corporate. Reclassifications of costs have been made to the prior year for comparison purposes.

The $51,000 reduction in corporate costs is primarily the result of certain management bonuses accrued during the prior fiscal year. We do not anticipate corporate costs to continue lower than the prior year. The Company has hired a senior staff person at the corporate level and intends to utilize consultants on a limited basis to assist in internal control requirements mandated by the Sarbanes-Oxley Act of 2002.

INTEREST EXPENSE. Interest expense was $606,000 in the quarter ended September 30, 2004, versus $218,000 for the quarter ended September 30, 2003. With the May 2004 acquisition of Rail City, our long-term debt balance increased from $11.1 million at September 30, 2003 to $34.9 million at September 30, 2004.

COLLECTIONS ON PREVIOUSLY RESERVED NOTE RECEIVABLE. In the quarter ended September 30, 2003, we recognized a $230,000 gain on debt service payments received by us on a promissory note held in connection with a December 1998 sale of our interest in the Copa Casino (“Copa”) in Gulfport, Mississippi. We had approximately $5.6 million of the original $8.0 million note reserved due to collectability concerns. Our interest in the Copa was settled in full on November 28, 2003, when the

Company received a negotiated $4.0 million cash payment. By December 2003, the Company had recognized $4.6 million of the $5.6 million originally reserved, with $1.0 million forgiven due to early payment.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At September 30, 2004, the Company’s cash and cash equivalents were $5.3 million, a decrease from $5.4 million as of July 1, 2004, the beginning of the fiscal year. We had negative working capital of $1.1 million at September 30, 2004, consistent with our policy to use any available cash, which is not needed in operations, to pay down our line of credit and minimize interest expense. At September 30, 2004, the Company had $7.8 million of credit lines available under its revolving credit facility.

Cash flow from operations provided $3.0 million during the three month period ended September 30, 2004, compared to $2.3 million for the corresponding period of the prior year. This was attributable to cash generated from Rail City, our new casino. Investing activities accounted for a $1.1 million use of cash for the three months ended September 30, 2004, compared with $423,000 for the three months ended September 30, 2003. The difference was the result of the additional maintenance capital needs of an additional casino. Financing activities accounted for $2.0 million of cash outflows during the three month period ended September 30, 2004, compared to $2.2 million for the three month period ended September 30, 2003. Substantially all of these financing outflows during both comparable periods represented an accelerated pay down of the Company’s bank debt.

Effective with the acquisition of Rail City Casino in May 2004, the Company has new credit facilities and a substantially different credit structure. For a description of the long-term debt structure of the Company prior to the Rail City acquisition and after, refer to the Company’s Annual Report on Form 10-K for the period ended June 30, 2004. At September 30, 2003, we had $11.1 million of outstanding long-term debt and at September 30, 2004, our long-term debt balance had increased to $34.9 million.

Our bank term loan and revolving credit facility, which totaled $42.0 million when entered into in May 2004, requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at September 30, 2004.

Further, the Company believes that its cash funds, cash generated from operations, and available borrowing capacity will be sufficient to fund its operations, meet current debt obligations, and fulfill its capital expenditure obligations for the foreseeable future; however, the Company’s operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing or delaying planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.

On November 9, 2004, the Company announced that it has agreed to sell 1,120,000 shares of its common stock to institutional investors for $8.25 per share in cash in a private placement transaction. The Company anticipates the gross proceeds will be $9.24 million (see Note 10 for additional information).

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of September 30, 2004.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long term debt	$34,919,000	$3,271,667	$12,995,083	$18,652,250	$—
Interest on long-term debt (1)	12,128,497	3,104,712	5,448,260	3,575,525	—
Operating leases (2)	4,552,083	575,000	1,150,000	1,150,000	1,677,083
Other (3)	1,493,780	188,688	377,376	377,376	550,340

	$53,093,360	$7,140,067	$19,970,719	$23,755,151	$2,227,423

(1)	Interest is calculated by assuming the Company keeps its line of credit fully advanced and the table assumes a weighted average interest rate of of 7.5% until maturity. All long-term debt matures within 5 years.
(2)	Represents contractual lease obligations to Prospector Gaming Enterprises (“PGE”) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without major expansion of the gaming facilities.
(3)	Represents management fees due to PGE in connection with the RV park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors described below under “Risks Related to our Business”, as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission:

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

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business may be adversely impacted by expanded Native American gaming operations in other states.

Our largest sources of tourist customers are California and the Pacific Northwest, including a large number who drive to Reno from the San Francisco and Sacramento metropolitan areas. The expansion of Native American casinos in California, Oregon, and Washington continues to have an impact on casino revenues in Nevada in general, and some analysts have predicted the impact will be significant on the Reno-Tahoe market. For example, Thunder Valley Casino, a large new Native American casino managed by Station Casinos, Inc., opened June 9, 2003, 110 miles west of Reno in Rocklin, California. California’s well-documented budgetary problems have state officials renegotiating certain compacts with Native American tribes. Some Native American casino compacts have already been changed to allow for additional slot machines. The effect of increased gaming in California and other states is difficult to predict. However, our business would be adversely impacted if Thunder Valley and other casinos attract patrons who would otherwise travel to Reno. In addition, a significant portion of our customer base is made up of Reno area residents. If other Reno area casinos lose business due to competition from Native American casinos, they may intensify their marketing efforts to Reno area residents as well, which could materially and adversely impact our business and financial results.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry. The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility have created economic and political uncertainties that could materially adversely affect our business, results of operations, and financial condition in ways we currently cannot predict.

If we lose key personnel, our business could be materially adversely affected

We depend on the continued performance of our Chief Executive Officer and his management team. If we lose the services of our senior management personnel, and cannot replace such persons in a timely manner, our business could be materially adversely affected.

Our business is subject to restrictions and limitations imposed by regulatory authorities that could adversely affect us.

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

If the State of Nevada or other entities increase gaming taxes or fees, our results of operations could be adversely affected.

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. If the State of Nevada, the Cities of Reno or Sparks, or Washoe County were to increase gaming taxes and fees, our results of operations could be adversely affected.

Our operations can be negatively affected by the ongoing construction of the downtown Reno railroad trench project.

Work began in the Fall of 2003 on a project to build a trench through downtown Reno for the purpose of constructing a below grade rail transport corridor and large-scale excavation is currently underway. Known as ReTRAC (Reno Transportation Railroad Access Corridor), the project has a late 2006 completion date. Previously, Union Pacific’s railroad tracks bisected the Sands’ parking facilities. The ReTRAC project has temporarily adversely affected the utility of nearly 300 of the Sands parking spaces. and the Company has been informed that a small number of parking spaces will be permanently lost. Further, our pedestrian structure over the railroad tracks has now been demolished.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recently issued standards, rules and regulations of governing agencies and bodies could result in material increases to our corporate expense which could adversely affect our financial results.

We keep abreast of new generally acceptable accounting principles and rules and regulations issued or adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the NASDAQ and other standard setting agencies. These principles, rules and regulations often require us to expend funds in order to meet additional requirements. As a result, our expenses could materially increase, which could adversely affect our financial results. Recently issued accounting standards affecting our financial results are described in Note 4 to our financial statements.

Our substantial indebtedness after the Rail City acquisition could adversely affect our operations and financial results.

On May 1, 2004, the Company acquired Rail City Casino in Sparks, Nevada. The major considerations given as to why Rail City was a good acquisition for the Company include, but not limited to:

•	customer diversification and property expansion potential;

•	management and marketing efficiencies of having a third casino in close proximity to others;

•	an inherent market niche that complements the Company’s previous customer base; and

•	a proven industry performer with an efficient cost structure.

However, the future success of the Company’s acquisition of Rail City will depend on a number of factors, including the successful integration of the operations of Rail City. The difficulties of combining the operations of Rail City with that of the Company include, among others:

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

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our outstanding debt before the Rail City acquisition was approximately $3.7 million. After the Rail City acquisition, our debtincreased to in excess of $44 million. As a result of this increase in debt, demands on our cash resources will increase. The increased levels of debt could, among other things:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

With the Credit Agreement executed in April 2004 in connection with the acquisition of Rail City, the Company has substantial variable interest rate debt. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Assuming the reducing credit facilities are fully advanced, a principal amount currently equal to $40.5 million, the Company would be subject to substantial market interest rate risks. A one percent increase in interest rates would result in an increase in interest expense of approximately $400,500 annually.

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

( b ) Reports on Form 8-K

Form 8-K filed November 5, 2004 with the SEC. Material definitive agreement related to shareholder approval of an equity incentive plan.

Form 8-K filed November 9, 2004 with the SEC. Other Events- Equity financing involving the sale of 1,120,000 shares of its common stock and the issuance of warrants to institutional investors for $8.25 per share in cash in a private placement transaction.

THE SANDS REGENT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT
(Registrant)

Date: November 13, 2004	By:	/S/ Ferenc B. Szony
Ferenc B. Szony, President and Chief Executive Officer

	By:	/S/ Robert J. Medeiros
Date: November 13, 2004		Robert J. Medeiros, Chief Financial and Principal Accounting Officer