Form 10-Q
period 2004-12-31
SANDS REGENT
filed 2005-02-14
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 10, 2005, the registrant had outstanding 6,935,266 shares of its common stock, $.10 par value.

THE SANDS REGENT

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
(Dollars in thousands, except per share amounts)	2003	2004	2003	2004
Operating revenues
Gaming	$6,418	$11,907	$13,448	$24,331
Lodging	1,835	1,809	4,909	4,863
Food and beverage	1,496	2,786	3,225	5,833
Fuel and convenience store	3,580	4,080	8,177	8,783
Other	379	470	836	949

Gross revenues	13,708	21,052	30,595	44,759
Promotional allowances	963	1,695	1,930	3,527

Net revenues	12,745	19,357	28,665	41,232

Operating expenses
Gaming	2,877	4,806	5,917	9,801
Lodging	1,001	936	2,093	2,041
Food and beverage	1,016	1,865	2,153	3,803
Fuel and convenience store	3,414	3,915	7,712	8,388
Other	139	143	290	300
Maintenance and utilities	986	1,382	2,107	2,874
General and administrative	2,086	3,424	4,582	6,469
Depreciation and amortization	986	1,516	1,901	3,061

	12,505	17,987	26,755	36,737

Income from operations	240	1,370	1,910	4,495

Other income (expense)
Interest expense	(171)	(799)	(389)	(1,405)
Collections on previously reserved note receivable	4,163	—	4,393	—
Insurance settlement	—	200	—	200
Other, net	(40)	(18)	(87)	(64)

	3,952	(617)	3,917	(1,269)

Income before income taxes	4,192	753	5,827	3,226
Income tax benefit (provision)	143	(255)	(410)	(1,088)

Net income	$4,335	$498	$5,417	$2,138

Net income per share
Basic	$0.86	$0.08	$1.08	$0.36
Diluted	$0.81	$0.07	$1.02	$0.33
Weighted average of shares outstanding
Basic	5,052,908	6,327,852	5,017,938	5,987,204
Diluted	5,370,167	6,921,535	5,318,975	6,529,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands except share data)	JUNE 30, 2004	DECEMBER 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,443	$4,518
Accounts receivable, net	714	491
Inventories	775	758
Prepaid expenses and other assets	2,014	2,040

Total current assets	8,946	7,807

Property and equipment:
Land	10,007	10,007
Buildings and improvements	42,823	43,066
Equipment, furniture and fixtures	24,634	25,428
Construction in progress	387	764

Total property and equipment	77,851	79,265
Less accumulated depreciation and amortization	37,993	40,123

Property and equipment, net	39,858	39,142

Other assets:
Goodwill	28,674	28,717
Other intangibles	13,011	12,734
Other	1,104	1,138

Total other assets	42,789	42,589

Total assets	$91,593	$89,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,380	$3,486
Accrued salaries, wages and benefits	2,384	1,943
Other accrued expenses	465	315
Federal income tax payable	768	368
Deferred federal income tax liability	258	481
Current maturities of long-term debt	3,144	3,397

Total current liabilities	10,399	9,990
Long-term debt	33,799	19,810
Deferred federal income tax liability	1,852	2,161

Total liabilities	46,050	31,961

Common stock ($.10 par value, 20,000,000 shares authorized; 8,049,555 and 9,340,266 shares issued)	805	934
Additional paid-in capital	17,018	26,785
Retained earnings	50,078	52,216

	67,901	79,935
Treasury stock (at cost; 2,403,000 shares)	(22,358)	(22,358)

Total stockholders’ equity	45,543	57,577

Total liabilities and stockholders’ equity	$91,593	$89,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	SIX MONTHS ENDED DECEMBER 31,
(Dollars in thousands)	2003	2004
Operating Activities
Net income	$5,417	$2,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,901	3,061
Loss on disposal of property and equipment	40	64
Collections on previously reserved note receivable	(4,393)	—
Decrease in accounts receivable, net	172	223
Decrease in inventories	1	17
(Increase) decrease in prepaid expenses and other current assets	30	(26)
(Increase) decrease in other assets	53	(137)
Increase in accounts payable	152	302
Decrease in accrued expenses	(586)	(591)
Change in federal income taxes payable	591	(243)
Change in deferred federal income taxes	225	532

Net cash provided by operating activities	3,603	5,340

Investing Activities
Collections on previously reserved note receivable- sale of subsidiaries	4,393	—
Investment in property and equipment	(1,162)	(2,011)
Deposit and other costs related to the acquisition of Rail City Casino	(1,111)	—
Payment for prior year purchases of property and equipment	(181)	(295)
Proceeds from sale of assets	170	32

Net cash provided by (used in) investing activities	2,109	(2,274)

Financing Activities
Payments on long-term debt	(6,538)	(12,891)
Amortization of debt discount	—	47
Payment of costs relative to the issuance of long-term debt	—	(41)
Issuance of Company common stock	268	9,562
Payment of costs relative to the issuance of common stock	—	(668)

Net cash used in financing activities	(6,270)	(3,991)

Net decrease in cash and cash equivalents	(558)	(925)
Cash and cash equivalents, beginning of period	3,965	5,443

Cash and cash equivalents, end of period	$3,407	$4,518

Supplemental disclosure of cash flow information
Interest paid, net of amount capitalized	$389	$999
Federal income taxes paid	$—	$800
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accounts payable	$194	$99
Debt to equity conversion	$—	$845
Disqualifying dispositions of incentive stock options	$—	$157

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

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2004 Annual Report on Form 10-K. The condensed consolidated balance sheet at December 31, 2004, was derived from the audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2004 Form 10-K. In the opinion of management, all adjustments and normally recurring accruals necessary to fairly present the financial condition of the Company as of December 31, 2004, the results of its operations for the three and six months ended December 31, 2003 and 2004, and its cash flows for the six months ended December 31, 2003 and 2004 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors. Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2 - EARNINGS PER SHARE

The Company reports “basic” earnings per share and “diluted” earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing reported net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. On March 25, 2004, the Company issued $1.6 million in convertible debt, which can be converted into 246,012 shares of common stock, and issued a warrant, which can be exercised for 100,000 shares of common stock (see Note 6). Effective November 12, 2004, the Company issued an additional 1,120,000 common shares in a private placement, which included warrants to purchase an additional 336,000 shares. For the three and six months ended December 31, 2003 and 2004, the dilutive effect of the Company’s stock options have been used in determining dilutive earnings per share. For the three and six months ended December 31, 2004, the dilutive effect of the convertible debt and the warrants also have been used in determining dilutive earnings and dilutive earnings per share.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	THREE MONTHS ENDED DECEMBER 31,				SIX MONTHS ENDED DECEMBER 31,
	2003		2004		2003		2004
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic net income per share	5,053	$0.86	6,328	$0.08	5,018	$1.08	5,987	$0.36
Dilutive effect of stock options, convertible debt and warrants	317	(0.05)	594	(0.01)	301	(0.06)	543	(0.03)

Diluted net income per share	5,370	$0.81	6,922	$0.07	5,319	$1.02	6,530	$0.33

Table includes the dilutive effect of all outstanding dilutive stock options, convertible debt and warrants with one exception. In the six months ended December 31, 2004, options to purchase 37,500 shares were not used because the exercise price exceeded average market price for the period and using them would have resulted in an anti-dilutive effect.

NOTE 3 - BUSINESS SEGMENTS

The Company reports business segment information based on geographic location. The following is a breakdown of relevant data by location. (Dollars in thousands)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2003	2004	2003	2004
Net revenues
Sands Regency Casino/Hotel	$7,346	$7,406	$16,530	$16,408
Gold Ranch Casino and RV Resort	5,399	5,765	12,135	12,568
Rail City Casino	—	6,186	—	12,256

	$12,745	$19,357	$28,665	$41,232

Income from operations
Sands Regency Casino/Hotel	$194	$89	$1,517	$1,412
Gold Ranch Casino and RV Resort	405	241	1,130	921
Rail City Casino	—	1,588	—	3,037
Corporate	(359)	(548)	(737)	(875)

	$240	$1,370	$1,910	$4,495

Depreciation and amortization
Sands Regency Casino/Hotel	$864	$882	$1,675	$1,758
Gold Ranch Casino and RV Resort	122	137	226	275
Rail City Casino	—	522	—	1,009
Corporate	—	(25)	—	19

	$986	$1,516	$1,901	$3,061

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4- ADOPTION OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, replacing SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseding Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the recognition of share-based compensation in the financial statements. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 and will be adopted by the Company in its first quarter of fiscal 2006. The Company continues to evaluate its compensation practices, as well as other available valuation models for valuing stock options. See Note 5.

NOTE 5 - STOCK OPTION AND STOCK INCENTIVE PLANS

As permitted by SFAS No. 123, the Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost based on their estimated fair market value using the Black-Scholes pricing model at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been as follows:

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
(Dollars in thousands)	2003	2004	2003	2004
Net income as reported	$4,335	$498	$5,417	$2,138
Total stock-based employee compensation expense determined under the fair-value method for all awards, net of the related income tax benefits	(28)	(33)	(56)	(79)

Pro forma net income	$4,307	$465	$5,361	$2,059

Basic earnings per share:
As reported	$0.86	$0.08	$1.08	$0.36
Pro forma	0.85	0.07	1.07	0.34
Diluted earnings per share:
As reported	$0.81	$0.07	$1.02	$0.33
Pro forma	0.80	0.07	1.01	0.32

NOTE 6 - ADDITIONAL FINANCING

On March 25, 2004, the Company completed a financing arrangement by which it issued to David R. Belding, a private investor, 500,000 shares of common stock for $5.22 per share. As part of the transaction, the Company obtained an additional $1.6 million from Mr. Belding and issued him a secured note convertible into 246,012 shares of common stock (at $6.52 per share). Also, as part of the transaction, Mr. Belding was issued a warrant to purchase up to 100,000 shares of common stock at an exercise price of $7.82 per share.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On October 7, 2004, Mr. David R. Belding converted $400,000 of debt held by him into 61,349 shares of Company common stock and on December 7, 2004, Mr. Belding converted an additional $700,000 of debt into 107,362 shares of common stock. The share price for both transactions was $6.52 per share. He now holds 668,711 of the Company common shares outstanding, or 9.64%. Mr. Belding is prohibited by agreement from holding more than 9.9% of the Company’s common shares outstanding.

On November 12, 2004, the Company issued 1,120,000 shares of common stock for $8.25 per share to a group of institutional investors. These shares were issued with warrants to purchase up to 336,000 shares of common stock at an exercise price of $10.66 per share, exercisable beginning on May 12, 2005 and for a period of five years thereafter. Using the Black-Scholes valuation model, the Company has determined the valuation of the 336,000 warrants to be approximately $1.6 million, which effectively reduces the amount the institutional investors paid for the 1,120,000 shares of Company common stock to $6.81 per share.

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

(Dollars in thousands)
Current assets	$2,701
Property, plant, and equipment, net	6,657
Intangible assets	11,800
Goodwill	17,699

Total assets acquired	38,857

Current liabilities	(664)

Total liabilities assumed	(664)

Net assets acquired	$38,193

The Rail City transaction was consummated using a Section 338 (h) (10) election for tax purposes. The Company anticipates all goodwill and intangible assets to be deductible for tax purposes.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8 - INTANGIBLES AND GOODWILL

Intangible Balances

	June 30, 2004			December 31, 2004
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer list/relationships	$1,190	$110	$1,080	$1,190	$410	$780
Under-market land lease	448	3	445	448	12	436

	1,638	113	1,525	1,638	422	1,216

Indefinite-lived intangible assets:
Grandfathered gaming license	7,205	—	7,205	7,205	—	7,205
Trademark/trade name	4,271	—	4,271	4,303	—	4,303
Other	10	—	10	10	—	10

	11,486	—	11,486	11,518	—	11,518

Total	$13,124	$113	$13,011	$13,156	$422	$12,734

Amortization of Intangibles

The aggregate amortization expense was $-0-, and $309,000 for the six months ended December 31, 2003 and 2004, respectively.

The annual amortization expense for the current and succeeding fiscal years is expected to be as follows:

(Dollars in thousands)	Fiscal year	Amortization
	2005	$618
	2006	285
	2007	137
	2008	71
	2009	42

Goodwill Changes and Balances by Segment
(Dollars in thousands)	Gold Ranch	Rail City	Total
Balance at beginning of year	$11,018	$17,656	$28,674
Rail City acquisition	—	43	43

Balance at December 31, 2004	$11,018	$17,699	$28,717

NOTE 9 - RECENTLY SECURED CREDIT FACILITIES

In connection with the acquisition of Rail City, the Company executed a syndicated financing arrangement (“Credit Agreement”) through Wells Fargo Bank. The Credit Agreement provides for a 5-year, $20,000,000 term loan collateralized by substantially all property and equipment of Zante, Inc. and Plantation Investments, Inc., and the furniture, fixtures, and equipment of Last Chance, Inc. Additionally, as part of the Credit Agreement, the Company secured a Wells Fargo Bank syndicated, 5-year, $22,000,000 revolving credit facility with collateralization and terms which are substantially similar to the term loan. The balance of the term loan was $19,250,000 at June 30, 2004 and $17,750,000 at December 31, 2004. The balance of the revolving credit facility was

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

$15,500,000 at June 30, 2004 and $5,000,000 at December 31, 2004. The credit facility requires interest-only payments and matures on May 1, 2009, with interest and any unpaid principal due and payable on that date. The term loan assumes a 5-year amortization schedule, and matures on May 1, 2009, with interest and any unpaid principal due and payable. Both the term loan and the credit facility under the Credit Agreement have variable interest rates based on LIBOR or the U.S. Prime Index plus an applicable margin as detailed in the Credit Agreement. The interest rate at June 30, 2004 was LIBOR plus 4% or Prime plus 2.5% and at December 31, 2004 was LIBOR plus 3% or Prime plus 1.5%. The Company’s weighted average interest rate of both loans under the Credit Agreement at June 30, 2004 was 5.36%, and at December 31, 2004 was 5.44%. The Company also pays a .5% commitment fee on the unused credit facility balance.

Both the term loan and revolving credit facility requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at December 31, 2004. For a more complete description of the credit facilities, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

NOTE 10 - INSURANCE SETTLEMENT

In the year ended June 30, 2003, the Company realized $547,000 in legal fees and settlement costs associated with a personal injury claim, which arose out of an April 2000 incident. The Company had maintained general liability insurance to protect itself from claims in excess of a contracted deductible. However, subsequent to the incident which resulted in a claim , the Company was informed that the insurance carrier during the period, Legion Indemnity, had become insolvent and was not expected to make any payment to the claimant or the Company. In July 2003, the Company settled with the claimant and sought recovery of its loss from the Company’s insurance broker at the time. In October 2004, we settled with our insurance broker for $200,000, net of attorney’s fees, which amounted to less than $5,000.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Sands Regent and its subsidiaries (the “Company”, “we”,”our”, or “us”) operates three facilities in Nevada. The Sands Regency Casino Hotel (the “Sands”) in downtown Reno, the Gold Ranch Casino and RV Resort (the “Gold Ranch”) on Interstate 80 in Verdi, and Rail City Casino (“Rail City”) in Sparks.

The Sands has 833 hotel rooms and 5 restaurants, including Tony Roma’s Famous for Ribs, Mel’s the Original diner, and Arby’s. It has a full selection of gaming options, including 590 slot machines, 19 table games, keno, bingo, and a sportsbook operated by Leroy’s Race and Sportsbooks. Additionally, the Sands has a Just for Laughs’ comedy club, a cabaret lounge, and a health spa.

Gold Ranch’s gaming options include 251 slot machines, a California lottery station on Gold Ranch’s property, which straddles the Nevada/California border, and a Leroy’s sportsbook. Additionally, Gold Ranch has a 105-space RV park, 2 restaurants (a 24-hour family style restaurant and a Jack-in-the-Box), and an ARCO gas station and a convenience store.

On May 1, 2004, the Company acquired Rail City in Sparks. Rail City has approximately 16,600 square feet of gaming space housing 647 slots, 6 table games, keno, a CalNeva sportsbook, a 24-hour family-style restaurant and a bar. Consolidated financial results for the periods ended December 31, 2004, include the results for Rail City, whereas the consolidated financial results for the periods ended December 31, 2003, do not.

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

Results of Operations- Comparisons of the Three Months and Six Months ended December 31, 2004, and 2003

CONSOLIDATED RESULTS. For the quarter ended December 31, 2004, the Company’s consolidated net revenues increased from $12.7 million to $19.4 million, or 51.9%, from the quarter ended December 31, 2003. On a by-property basis, the net revenues increased 0.8% for the Sands and 6.8% for Gold Ranch. The primary reason for the increase in the consolidated net revenues for the quarter was Rail City’s $6.2 million revenues contribution this year. Rail City was not owned by the Company until May 2004. For the six months ended December 31, 2004, consolidated net revenues increased from $28.7 million to $41.2 million, or 43.8%, from the six months ended December 31, 2003. This increase was attributable to Rail City’s $12.3 million net revenue contribution, as net revenues increased 1.1% for the Sands and Gold Ranch in total for the six month period.

Consolidated income from operations was $1.4 million for the quarter ended, and $4.5 million for the six months ended December 31, 2004, compared to $240,000 and $1.9 million for the respective periods of the prior year. The increase was again attributable to Rail City, which had $1.6 million and $3.0 million income from operations for the three and six months ended December 31, 2004, Rail City’s first full quarterly reporting periods under the Company.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s consolidated net income was $498,000, or $.08 per share ($.07 diluted), for the three months ended, and $2.1 million, or $.36 per share ($.33 diluted), for the six months ended, December 31, 2004. This compares to $4.3 million, or $.86 per share ($.81 diluted), and $5.4 million, or $1.08 per share ($1.02 diluted), for the respective three and six month periods of the prior year. The prior year results reflect non-operating gains of $4.2 and $4.4 million for the three and six month periods, respectively, which stemmed from the Company’s 1998 sale of the Copa Casino in Gulfport, Mississippi. (See “Prior Year Collections of Previously Reserved Note Receivable” later in this discussion.)

SANDS REGENCY HOTEL AND CASINO. The Sands had net revenues of $7.4 and $16.4 million in the three and six month periods ended December 31, 2004. This was $60,000 higher than the $7.3 million for the three months ended December 31, 2003, but $122,000 lower than the $16.5 million for the six months ended December 31, 2003. Net revenues for all major reportable revenue centers, gaming, lodging, and, food and beverage were all within 1% of last year for both the quarter and the six months ended December 31, 2004, with the exception of food and beverage revenues, which declined 1.9% for the quarter-to-quarter comparison due to a more aggressive promotional coupon campaign to drive volume in the restaurants in the previous year. Gaming net revenues were noteworthy because they were $41,000 higher for the quarter-to-quarter comparison and identical to last year in the six months to-date comparison despite the Sands leasing its keno operations to a third-party in the current fiscal year. Keno revenues decreased $82,000 and $156,000 for the three and six month periods ended December 31, 2004, as compared to the three and six months ended December 31, 2003. After a trial period with this third-party arrangement, the Sands has now brought its keno game back in-house starting in January. The Sands introduced live poker in late December 2004 to the casino floor, which accounted for nearly $10,000 of increased revenues in the three and six months ended December 31, 2004 as compared to the same periods of the prior year. Live poker will bring the Sands incremental revenues over the prior year for the balance of the fiscal year.

The second fiscal quarter, ending in December, is historically the slowest quarter at the Sands, followed closely by the third fiscal quarter. Weather-related seasonality accounts for this, as the influx of winter sports enthusiasts does not offset the drop in visits made by the casual gaming tourist. Snowstorms in the Sierra Nevada Mountains and especially the timing of the storms can hinder business substantially. Snowstorms hit this year on Thanksgiving weekend and New Year’s weekend, negatively impacting both, although not dramatically. The Sands had numerous cancellations, particularly on New Year’s weekend, still management was pleased somewhat by the number of guests who managed to attend our New Year’s celebration given the size of the storm that hit in the Sierra’s and locally. In the six months ended December 31, 2004 comparison, room nights sold decreased from last year by 2,700 rooms, or 2.0%. The Sands sold less rooms in the current year due to an unusually weak month of November. Despite the reduction in occupancy, lodging revenues for both periods were flat to last year at $1.7 million and $4.6 million, respectively, as the average daily room rate has marginally increased year over year.

During the current fiscal year, the Sands has benefited from former patrons of the Sundowner Casino, which closed in December 2003, and which is situated adjacent to the Sands. Additionally, nearly 300 of the hotel rooms and much of the convention space of another direct downtown Reno competitor, CalNeva Virginian, closed in October 2004, and the Sands has realized incremental business levels due to this. Further, the Sands is in a position to benefit from the Downtown Reno Events Center, which is located three blocks away and opened in December 2004. We have embarked on a complete casino refurbishment project at the Sands anticipated to cost approximately $3.0 million. Most of the work is scheduled to take place during non-peak periods and is anticipated to be completed by the Spring of 2006. The Sands casino floor had not been remodeled since 1997.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors which moderated the downtown Reno property’s business levels in the current quarter, and perhaps beyond, included: 1) the timing of snowstorms, which also impacted January 2005, 2) the ongoing work adjacent to the Sands on the railroad trench (ReTRAC project), 3) increased competition from Native American casinos, and 4) high fuel and energy prices.

The Sands’ income from operations for both the quarter and six months ended December 31, 2004 decreased $105,000 from the respective periods of the prior year. The decreases were due to a comparatively weak operating expense margin for the Sands in the quarter-to-quarter comparison. Operating expenses as a percentage of operating revenues were 97.4% in the quarter ended December 31, 2003 and 98.8% in the quarter ended December 31, 2004. Reasons for the operating expense increase include: 1) $61,000 higher utility costs, 2) higher food costs, particularly meat products, and 3) $102,000 higher management bonus expense, as the Sands maintained its standard managerial bonus in the current year quarter. In the prior year quarter the accrual was adjusted down to 50% of standard, due to weaker than planned operating results.

The following table highlights the Sands’ sources of revenues and expenses for the:

	THREE MONTHS ENDED DECEMBER 31,			SIX MONTHS ENDED DECEMBER 31,
(dollars in thousands)	2003	2004	PERCENT	2003	2004	PERCENT
Gaming revenues	$5,028	$5,069	0.8%	$10,459	$10,459	0.0%
Gaming expenses	$2,320	$2,323	0.1%	$4,751	$4,747	-0.1%
Expense margin	46.1%	45.8%		45.4%	45.4%
Lodging revenues	$1,729	$1,718	-0.6%	$4,604	$4,565	-0.8%
Lodging expenses	$960	$894	-6.9%	$1,994	$1,934	-3.0%
Expense margin	55.5%	52.0%		43.3%	42.4%
Food and beverage revenues	$1,118	$1,097	-1.9%	$2,396	$2,407	0.5%
Food and beverage expenses	$741	$784	5.8%	$1,591	$1,601	0.6%
Expense margin	66.3%	71.5%		66.4%	66.5%
Total net revenues	$7,346	$7,406	0.8%	$16,530	$16,408	-0.7%
Total operating expenses	$7,152	$7,317	2.3%	$15,013	$14,996	-0.1%
Expense margin	97.4%	98.8%		90.8%	91.4%
Maintenance and utilities	$809	$882	9.0%	$1,753	$1,822	3.9%
Percent of net revenues	11.0%	11.9%		10.6%	11.1%
General and Administrative	$1,334	$1,424	6.7%	$2,980	$2,868	-3.8%
Percent of net revenues	18.2%	19.2%		18.0%	17.5%

GOLD RANCH CASINO AND RV RESORT. For the quarter ended December 31, 2004, Gold Ranch had net revenues of $5.8 million compared to $5.4 million in the quarter ended December 31, 2003. For the six months ended December 31, 2004, Gold Ranch had $12.6 million net revenues compared with $12.1 million for the same period of the prior year. The increases in the respective periods were due to increases in the retail price of gasoline, which averaged $2.12 and $2.07 for the three and six month periods respectively in the current year and $1.62 and $1.72 for the respective periods of the prior year.

Gasoline gallons sold decreased 10.7% and 8.2% for both the three and six months ended December 31, 2004 versus last year, respectively, due in part to malfunctioning fuel pumps. The fuel pumps were replaced in November, 2004, which also negatively impacted volume levels and diesel fuel pumps were added at the same time. Typically, Gold Ranch operating results track closely with gallons sold, due to the revenue gasoline patrons bring to its gaming business.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gaming revenue for Gold Ranch decreased from $1.4 and $3.0 million in the respective periods of the prior year to $1.3 and $2.8 million for the three and six months ended December 31, 2004. Since there is a correlation between the shortfall of gasoline gallons sold and the decrease in gaming revenue, we believe the new fuel pumps should help remedy the situation. Management also believes that a ticketing and player slot tracking and reward system will enhance gaming results over time and installation is anticipated to be complete by March 2005. This is the same state-of-the-art system used by the Sands and the Company is optimistic about the new cross-property marketing opportunities.

Gold Ranch’s income from operations for the three and six months ended December 31, 2004 was $241,000 and $921,000, respectively. This represents a decrease from the $405,000 and the $1.1 million for the three and six month periods ended December 31, 2003. The declines in Gold Ranch’s income from operations resulted primarily from the lower gaming revenues. The decrease in gasoline gallons sold only marginally affects profitability. The fuel business is characterized by low gross profit margins and recently, price competition has become more intense, particularly with our California competitors. In the current year, Gold Ranch has benefited from structural changes in casino departments that have improved the operating expense margins as detailed in the table below. Specifically, the security function was brought in-house and a generous coupon promotion was scaled back, among other changes. Overall Gold Ranch’s operating expense margins weakened in both the quarter and six month comparisons. This was due primarily to general and administrative costs, which were $87,000 higher due to worker compensation incremental costs and $26,000 due to property and liability insurance increases. Additionally, the expense margin at the convenience store at Gold Ranch was negatively impacted by rising wholesale gasoline prices. The competitive gasoline price environment along the Interstate-80 corridor made passing along wholesale price increases to consumers difficult. The following table highlights Gold Ranch’s sources of revenues and expenses for the:

	THREE MONTHS ENDED DECEMBER 31,			SIX MONTHS ENDED DECEMBER 31,
(dollars in thousands)	2003	2004	PERCENT	2003	2004	PERCENT
Gaming revenues	$1,390	$1,266	-8.9%	$2,989	$2,807	-6.1%
Gaming expenses	$557	$471	-15.4%	$1,166	$931	-20.2%
Expense margin	40.1%	37.2%		39.0%	33.2%
Lodging revenues	$106	$91	-14.2%	$305	$298	-2.3%
Lodging expenses	$41	$42	2.4%	$99	$107	8.1%
Expense margin	38.7%	46.2%		32.5%	35.9%
Food and beverage revenues	$378	$411	8.7%	$829	$872	5.2%
Food and beverage expenses	$275	$270	-1.8%	$562	$588	4.6%
Expense margin	72.8%	65.7%		67.8%	67.4%
Fuel and convenience store revenues	$3,580	$4,080	14.0%	$8,177	$8,783	7.4%
Fuel and convenience store expenses	$3,414	$3,915	14.7%	$7,712	$8,388	8.8%
Expense margin	95.4%	96.0%		94.3%	95.5%
Total net revenues	$5,399	$5,765	6.8%	$12,135	$12,568	3.6%
Total operating expenses	$4,994	$5,524	10.6%	$11,005	$11,647	5.8%
Expense margin	92.5%	95.8%		90.7%	92.7%
Maintenance and utilities	$177	$173	-2.3%	$354	$355	0.3%
Percent of net revenues	3.3%	3.0%		2.9%	2.8%
General and Administrative	$393	$510	29.8%	$865	$991	14.6%
Percent of net revenues	7.3%	8.8%		7.1%	7.9%

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAIL CITY CASINO. The Company acquired Rail City in May 2004. For the three and six months ended December 31, 2004, Rail City had $6.2 and $12.3 million in net revenues, respectively. The slightly stronger net revenues of the December quarter, as compared to the September quarter, demonstrate the reversed seasonality typical of Reno area “locals” casinos, which are unaffected by the tourism drop in the winter months. Gaming revenues at Rail City includes a table games and keno component, but the large majority of Rail City’s gaming revenues are from slot machines. Gaming revenues were $5.6 million for the three months ended, and $11.1 million for the six months ended December 31, 2004. The other material revenue center is food and beverage, which had revenues of $1.3 million for the three months ended and $2.6 million for the six months ended December 31, 2004. Rail City had income from operations of $1.6 and $3.0 million for the three and six month periods ended December 31, 2004, and operating expense margins of 74.3% and 75.2%, respectively.

The Company has determined Rail City to have considerable growth potential and has expansion plans for the existing building, which would add capacity to all revenue centers of the facility. See “Capital Resources and Liquidity” later in this discussion. The following table highlights Rail City’s sources of revenues and expenses for the:

(dollars in thousands)	THREE MONTHS ENDED DECEMBER 31, 2004	SIX MONTHS ENDED DECEMBER 31, 2004
Gaming revenues	$5,572	$11,065
Gaming expenses	$2,012	$4,123
Expense margin	36.1%	37.3%
Food and beverage revenues	$1,278	$2,554
Food and beverage expenses	$811	$1,614
Expense margin	63.5%	63.2%
Total net revenues	$6,186	$12,256
Total operating expenses	$4,598	$9,219
Expense margin	74.3%	75.2%
Maintenance and utilities	$327	$697
Percent of net revenues	5.3%	5.7%
General and administrative	$917	$1,754
Percent of net revenues	14.8%	14.3%

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE COSTS. With the acquisition of a third casino property, the Company has redefined in the current year what costs are considered corporate. Corporate costs now include the salaries and benefits of corporate officers, directors, and management, public company reporting costs, and public company related legal and accounting fees. Reclassifications of costs have been made to the prior year for comparison purposes. Corporate operating costs, were $548,000 for the three months ended December 31, 2004, which compares to $359,000 for the three months ended December 31, 2003. For the six months ended December 31, 2004, corporate operating costs were $875,000, which compares to $737,000 for the six months ended December 31, 2003. The increases in corporate costs for both comparison periods were primarily the result of legal and accounting fees associated with a common stock offering to private investors and administration and legal fees associated with a new incentive stock option plan. These legal and accounting fees resulted in $102,000 higher costs for the quarter and $98,000 in higher costs for the six months ended December 31, 2004 as compared to the same periods of 2003. Additionally, the Company has a new director and director’s pay has increased, resulting in approximately $20,000 of increased costs year over year. Finally, $10,000 of costs were incurred in the six months ended December 31, 2004, which were directly attributable to internal control requirements mandated by the Sarbanes-Oxley Act of 2002. The Company anticipates the expense associated with Sarbanes-Oxley requirements, specifically Sarbanes-Oxley section 404, will increase materially in future quarters until the Company is in compliance. The exact amount is not known, but as of the date of this report, is anticipated to exceed $500,000.

INTEREST EXPENSE. Interest expense was $799,000 in the quarter ended December 31, 2004 and $1.4 million for the six months ended December 31, 2004. This represents an increase from the $171,000 and $389,000 for the same periods of the prior year. With the acquisition of Rail City, our long-term debt balance increased from $6.9 million at December 31, 2003 to $23.2 million at December 31, 2004. Additionally, in the quarter ended December 31, 2004, the Company realized $252,000 of accelerated interest on the portion of its convertible debt which was converted to equity as outlined in Note 6.

PRIOR YEAR COLLECTIONS ON PREVIOUSLY RESERVED NOTE RECEIVABLE. In December 1998, the Company sold its interest in the Copa Casino (“Copa”) in Gulfport, Mississippi. At the time the sale was recorded, we reserved approximately $5.6 million of the original $8.0 million note due to collectability concerns. In January 2003, we began receiving payments which exceeded the net amount of the receivable we had originally recorded. In the quarter ended September 30, 2003, we recognized a $230,000 gain on debt service payments received by us. This was in addition to the $213,000 gain we realized in the fiscal year ended June 30, 2003. We settled in full our interest in the Copa on November 28, 2003, when the Company received a negotiated $4.0 million cash payment. By December 2003, the Company had recognized $4.6 million of the $5.6 million originally reserved, with $1.0 million forgiven due to early payment.

The financial gain realized on the sale of the Copa was not subject to federal income tax, as the Company’s tax basis of the original Copa note was $7.3 million. The full value of the note, $8.0 million, and the $500,000 initial cash payment, were recorded for tax purposes without an allowance for uncollectability. This created a deferred tax gain of $1.2 million. For tax purposes, no gain is realized on the financial gain amount as all proceeds were applied first to the deferred gain and then to the Company’s tax basis in the property. Further, a tax benefit of $348,000 was recognized on the $1.0 million forgiven as terms of the settlement, further reducing the tax provision for the six months ended December 31, 2003 and increasing the tax benefit for the three months ended December 31, 2003.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At December 31, 2004, the Company’s cash and cash equivalents were $4.5 million, a decrease from $5.4 million at the beginning of the fiscal year. We had negative working capital of $2.2 million at December 31, 2004, consistent with our policy to use any available cash not needed in operations to pay down our line of credit and minimize interest expense. At December 31, 2004, the Company had $17.0 million available under its revolving credit facility.

Cash flow from operations provided $5.3 million during the six-month period ended December 31, 2004, compared to $3.6 million for the corresponding period of the prior year, the increase was due to incremental cash generated by Rail City. Investing activities accounted for a $2.3 million use of cash for the six months ended December 31, 2004, compared with $2.1 million of cash generated from investing activities in the prior year. The difference is attributable the $4.4 million received from the Copa note receivable. See “Prior Year Collections on Previously Reserved Note Receivable” earlier in this discussion. Financing activities generated a net of $8.6 million from the issuance of Company stock during the six months ended December 31, 2004, of which $8.6 million was from a November 2004 private offering to a group of institutional investors (see Note 6). Substantially all cash generated from financing and operational inflows during current and prior year comparable periods were used to reduce the Company’s line of credit.

Effective with the acquisition of Rail City Casino in May 2004, the Company has new credit facilities and a substantially different credit structure. For a description of the long-term debt structure of the Company prior to the Rail City acquisition and after, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004. On May 1, 2004, immediately after the purchase of Rail City, our outstanding long-term debt increased to approximately $44.0 million. As of December 31, 2004, our long-term debt was $23.2 million through internally generated funds and the proceeds of a November 2004 equity offering.

Our bank term loan and revolving credit facility, which totaled $42.0 million when entered into in May 2004, requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at December 31, 2004.

On November 12, 2004, the Company completed a sale of 1,120,000 shares of its common stock to institutional investors for $8.25 per share in cash in a private placement transaction. The Company realized the gross proceeds of $9.24 million from this transaction (see Note 6 for additional information).

In January 2005, the Company began what is anticipated to be a $3.0 million casino renovation of its Sands property. The entire casino floor and other common areas are being refurbished into a modern deco/beach theme. Additionally, we are installing a new casino system at Gold Ranch, with an estimated cost of $1.2 million. We are also pursuing expansion opportunities at the Rail City casino. Pending the successful acquisition of land that is currently leased by Rail City and successfully obtaining necessary licenses and permits, we are considering additional capacity to all revenue centers of the facility. The budget of this project is $8.5 million, though the estimate is preliminary. Further, the Company continues to actively pursue other gaming opportunities in this jurisdiction and others.

THE SANDS REGENT

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company believes that its cash funds, cash generated from operations, and available borrowing capacity will be sufficient to fund its operations, meet current debt obligations, and fulfill its capital expenditure obligations for the next twelve months. However, the Company’s operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing or delaying planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of December 31, 2004.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long term debt	$23,207,000	$3,397,000	$13,241,000	$6,569,000	$—
Interest on long-term debt (1)	12,072,235	3,048,450	5,448,260	3,575,525	—
Operating leases (2)	4,264,583	575,000	1,150,000	1,150,000	1,389,583
Other (3)	1,399,436	188,688	377,376	377,376	455,996

	$40,943,254	$7,209,138	$20,216,636	$11,671,901	$1,845,579

(1)	Interest is calculated by assuming the Company keeps its line of credit fully advanced and the table assumes a weighted average interest rate of 7.5% until maturity. All long-term debt matures within 5 years.
(2)	Represents contractual lease obligations to Prospector Gaming Enterprises (“PGE”) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without major expansion of the gaming facilities.
(3)	Represents management fees due to PGE in connection with the RV park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors described below under “Risks Related to our Business”, as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission.

THE SANDS REGENT

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Future operations may be adversely impacted by increased local and out-of-state competition

Although we have always competed with regional gaming establishments for both the local and tourist market segments, this competition has intensified due to consolidation within the Reno area. Additionally, the expansion of Native American casinos in California, Oregon, and Washington continues to have an impact on casino revenues in Nevada, with some analysts forecasting a significant negative impact on the Reno-Tahoe market.

These competitive pressures may impact our ability to continue to attract local residents and tourists, causing us to use more expansive and more expensive promotions to compete more aggressively to maintain our market share. Additionally, Native American gaming facilities, in some instances, operate under less stringent regulatory requirements than those imposed on Nevada-licensed casinos, which may afford them a competitive advantage in our markets.

Adverse winter weather conditions in the Sierra Nevada Mountains and Reno-Lake Tahoe area could have a material adverse effect on our results of operations and financial condition.

Our largest sources of tourist customers originate from California and the Pacific Northwest, including a large number who drive to Reno from the San Francisco and Sacramento metropolitan areas. Adverse winter weather conditions, particularly snowfall, may impact travel ability, making it difficult for customers to frequent our facilities. Bad weather, coupled with the increased presence

THE SANDS REGENT

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of Native American casinos in the San Francisco and Sacramento areas, may redirect those patrons that would otherwise travel to Reno. Also, if the Reno area itself were to experience prolonged adverse winter weather conditions, our results of operations and financial condition could be materially, adversely affected.

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

Our results of operations may be adversely affected by the actions of state and local government agencies.

The casino gaming industry is subject to extensive state and local regulation, as both State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. The State of Nevada, as well as local government agencies, mandates we maintain various licenses, registrations, permits to operate our businesses. If we violate gaming laws or regulations, substantial fines could be levied against us. Also, state and local governments may, from time to time, raise revenues through increases in gaming taxes. Any increases in gaming taxes or fees or the suspension, revocation, or non-renewal of any of our licenses or imposition of substantial fines or forfeiture of assets, would have a material and adverse effect of our business, financial condition and results of operations.

Our operations can be negatively affected by the ongoing construction of the downtown Reno railroad trench project.

Work began in the Fall of 2003 on a project to build a trench through downtown Reno for the purpose of constructing a below grade rail transport corridor and large-scale excavation is currently underway. Known as ReTRAC (Reno Transportation Railroad Access Corridor), the project has a late 2006 completion date. Previously, Union Pacific’s railroad tracks bisected the Sands’ parking facilities. The ReTRAC project has temporarily adversely affected the utility of nearly 300 of the Sands parking spaces, and the Company has been informed that a small number of parking spaces will be permanently lost. Further, our pedestrian structure over the railroad tracks was demolished in the Fall of 2004.

The law requires that the Sands be given alternate parking or compensation for spaces and structures permanently or temporarily lost due to the project. In July 2003, the Sands received compensation amounting to approximately $582,000 for its contribution to the project. The Company is amortizing $428,000 of the proceeds over the anticipated length of the project (May 2003 through November 2006). Part of the proceeds, $154,000, represents land, specifically parking spaces, that were effectively sold to the City of Reno. The Company feels it was not adequately compensated for its contribution to the project and filed a lawsuit in January 2004. Negotiations are continuing for a suitable replacement bridge and additional parking, and as of the date of this report, the Company is in active negotiations with ReTRAC, and reviewing its alternatives.

THE SANDS REGENT

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our outstanding debt before the Rail City acquisition was approximately $3.7 million. After the Rail City acquisition, our debt increased to in excess of $44 million and is $23.2 at December 31, 2004. As a result of this increase in debt, demands on our cash resources will increase. The increased levels of debt could, among other things:

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

THE SANDS REGENT

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosures About Market Risk

With the Credit Agreement executed in April 2004 in connection with the acquisition of Rail City, the Company has substantial variable interest rate debt. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Assuming the reducing credit facilities are fully advanced, a principal amount currently equal to $39.8 million, the Company would be subject to substantial market interest rate risks. A one percent increase in interest rates would result in an increase in interest expense of approximately $397,500 annually.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,120,000 shares of common stock, par value $0.10, for an aggregate purchase price of $9.24 million on November 12, 2004 pursuant to Stock Purchase Agreements entered into on November 8, 2004 with several institutional investors. In connection with the sale of the common stock, the Company also issued the investors warrants to purchase up to 336,000 shares of the Company’s common stock at an exercise price of $10.66 per share. Such shares were issued without registration in provided by Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the offering were used to repay outstanding indebtedness of the Company.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On November 1, 2004, the Company conducted its annual meeting in Reno, Nevada, in which 2 proposals were put before the shareholders. Each proposal passed as follows:

Proposal 1

To elect a board of seven directors, each serving for a one-year term or until their respective successors are duly elected and qualified.

Votes cast:	For	Against	Abstain or withheld	Broker non-votes
Jon N. Bengtson	5,347,799	58,995	—	—
Ferenc B. Szony	5,347,799	58,995	—	—
Pete Cladianos III	5,347,799	58,995	—	—
Louis Phillips	5,387,499	19,295	—	—
Larry Tuntland	5,387,499	19,295	—	—
David R. Grundy	5,387,499	19,295	—	—
Douglas M. Hayes	5,388,299	18,495	—	—

Proposal 2

To approve the 2004 Equity Incentive Plan, pursuant to which 500,000 shares are reserved for issuance pursuant to awards that may be granted to certain employees, directors, or consultants.

	For	Against	Abstain or withheld	Broker non-votes
Votes cast:	3,231,861	168,397	2,950	2,010,707

Item 5. Other Information

None

THE SANDS REGENT

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

( a ) Exhibits

4.1	Form of Stock Purchase Agreement (including Schedule of Investors) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 17, 2004).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 17, 2004).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( b ) Reports on Form 8-K

        None

THE SANDS REGENT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT
(Registrant)

Date: February 13, 2005	By:	/S/ Ferenc B. Szony
Ferenc B. Szony, President and Chief Executive Officer

	By:	/S/ Robert J. Medeiros
Date: February 13, 2005		Robert J. Medeiros, Chief Financial and Principal Accounting Officer