Form 10-Q
period 2005-03-31
SANDS REGENT
filed 2005-05-13
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

On May 12, 2005, the registrant had outstanding 6,973,766 shares of its common stock, $.10 par value.

THE SANDS REGENT

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
(Dollars in thousands, except per share amounts)	2004	2005	2004	2005
Operating revenues
Gaming	$6,762	$11,786	$20,210	$36,117
Lodging	1,893	1,692	6,802	6,555
Food and beverage	1,609	2,845	4,834	8,678
Fuel and convenience store	3,558	3,562	11,735	12,345
Other	358	439	1,194	1,388

Gross revenues	14,180	20,324	44,775	65,083
Promotional allowances	1,007	1,892	2,937	5,419

Net revenues	13,173	18,432	41,838	59,664

Operating expenses
Gaming	3,193	4,990	9,110	14,791
Lodging	931	898	3,024	2,939
Food and beverage	1,060	1,800	3,213	5,603
Fuel and convenience store	3,362	3,324	11,074	11,712
Other	138	160	428	460
Maintenance and utilities	1,021	1,410	3,128	4,284
General and administrative	2,323	3,497	6,905	9,966
Depreciation and amortization	1,000	1,551	2,901	4,612

	13,028	17,630	39,783	54,367

Income from operations	145	802	2,055	5,297

Other income (expense)
Interest expense	(109)	(438)	(498)	(1,843)
Collections on previously reserved note receivable	—	—	4,393	—
Insurance settlement	—	—	—	200
Other, net	4	—	(83)	(64)

	(105)	(438)	3,812	(1,707)

Income before income taxes	40	364	5,867	3,590
Income tax provision	(10)	(105)	(420)	(1,193)

Net income	$30	$259	$5,447	$2,397

Net income per share
Basic	$0.01	$0.04	$1.06	$0.38
Diluted	$0.01	$0.03	$1.01	$0.35
Weighted average of shares outstanding
Basic	5,245,847	6,950,255	5,124,527	6,303,534
Diluted	5,579,159	7,473,039	5,402,102	6,793,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands except share data)	JUNE 30, 2004	MARCH 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,443	$3,722
Accounts receivable, net	714	381
Inventories	775	736
Prepaid expenses and other assets	2,014	1,635

Total current assets	8,946	6,474

Property and equipment:
Land	10,007	10,007
Buildings and improvements	42,823	43,606
Equipment, furniture and fixtures	24,634	25,871
Construction in progress	387	1,336

Total property and equipment	77,851	80,820
Less accumulated depreciation and amortization	37,993	41,536

Property and equipment, net	39,858	39,284

Other assets:
Goodwill	28,674	28,642
Other intangibles	13,011	12,580
Other	1,104	1,023

Total other assets	42,789	42,245

Total assets	$91,593	$88,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,380	$2,883
Accrued salaries, wages and benefits	2,384	2,307
Other accrued expenses	465	361
Federal income tax payable	768	437
Deferred federal income tax liability	258	283
Current maturities of long-term debt	3,144	3,522

Total current liabilities	10,399	9,793
Long-term debt	33,799	17,914
Deferred federal income tax liability	1,852	2,305

Total liabilities	46,050	30,012

Common stock ($.10 par value, 20,000,000 shares authorized; 8,049,555 and 9,376,766 shares issued)	805	938
Additional paid-in capital	17,018	26,936
Retained earnings	50,078	52,475

	67,901	80,349
Treasury stock (at cost; 2,403,000 shares)	(22,358)	(22,358)

Total stockholders’ equity	45,543	57,991

Total liabilities and stockholders’ equity	$91,593	$88,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	NINE MONTHS ENDED MARCH 31,
(Dollars in thousands)	2004	2005
Operating Activities
Net income	$5,447	$2,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,901	4,612
Loss on disposal of property and equipment	42	65
Tax benefit from stock option exercises	—	246
Collections on previously reserved note receivable	(4,393)	—
Decrease in accounts receivable, net	167	333
Decrease in inventories	4	39
Decrease in prepaid expenses and other current assets	285	379
(Increase) decrease in other assets	90	(356)
Decrease in accounts payable	(57)	(299)
Decrease in accrued expenses	(172)	(181)
Change in federal income taxes payable	663	(331)
Change in deferred federal income taxes	139	478

Net cash provided by operating activities	5,116	7,382

Investing Activities
Collections on previously reserved note receivable	4,393	—
Investment in property and equipment	(1,553)	(3,399)
Deposit and other costs related to the acquisition of Rail City Casino	(1,333)	—
Payment for prior year purchases of property and equipment	(181)	(295)
Proceeds from sale of assets	181	32

Net cash provided by (used in) investing activities	1,507	(3,662)

Financing Activities
Payments on long-term debt	(11,336)	(14,646)
Amortization of debt discount	—	302
Issuance of long-term debt	1,604	—
Payment of costs relative to the issuance of long-term debt	(77)	(41)
Issuance of Company common stock	3,222	9,612
Payment of costs relative to the issuance of common stock	—	(668)

Net cash used in financing activities	(6,587)	(5,441)

Net increase (decrease) in cash and cash equivalents	36	(1,721)
Cash and cash equivalents, beginning of period	3,965	5,443

Cash and cash equivalents, end of period	$4,001	$3,722

Supplemental disclosure of cash flow information
Interest paid, net of amount capitalized	$498	$1,365
Federal income taxes paid	$—	$800
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accounts payable	$195	$97
Debt to equity conversion	$—	$861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of The Sands Regent (the “Company”) and its wholly-owned subsidiaries: Zante, Inc. (“Zante”), Last Chance, Inc. (“Last Chance”), and Plantation Investments, Inc. (“Plantation”). The Company and its subsidiaries are incorporated in Nevada. Zante owns and operates the Sands Regency Casino/Hotel (“Sands Regency”) in downtown Reno, Nevada. Last Chance owns and operates the Gold Ranch Casino and RV Resort in Verdi, Nevada, and California Prospectors, Ltd. (“California Prospectors”), a Nevada limited liability company, which operates a California lottery station. Together, Last Chance and California Prospectors are presented as “Gold Ranch". On May 1, 2004, the Company acquired 100% of the common stock of Plantation. Plantation owns and operates the Rail City Casino (“Rail City”) in Sparks, Nevada.

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2004 Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2004, was derived from the audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2004 Form 10-K. In the opinion of management, all adjustments and normally recurring accruals necessary to fairly present the financial condition of the Company as of March 31, 2005, the results of its operations for the three and nine months ended March 31, 2004 and 2005, and its cash flows for the nine months ended March 31, 2004 and 2005 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors. Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2 - EARNINGS PER SHARE

The Company reports “basic” earnings per share and “diluted” earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing reported net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. On March 25, 2004, the Company issued $1.6 million in convertible debt, which can be converted into 246,012 shares of common stock, and issued a warrant, which can be exercised for 100,000 shares of common stock. Additionally, effective November 12, 2004, the Company issued an additional 1,120,000 common shares in a private placement, which included warrants to purchase an additional 336,000 shares. For the three and nine months ended March 31, 2004 and 2005, the dilutive effect of the Company's stock options, convertible debt, and outstanding warrants have been used in determining dilutive earnings per share.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	THREE MONTHS ENDED MARCH 31,				NINE MONTHS ENDED MARCH 31,
	2004		2005		2004		2005
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic net income per share	5,246	$0.01	6,950	$0.04	5,125	$1.06	6,304	$0.38
Dilutive effect of stock options, convertible debt and warrants	333	(0.00)	523	(0.01)	277	(0.05)	489	(0.03)

Diluted net income per share	5,579	$0.01	7,473	$0.03	5,402	$1.01	6,793	$0.35

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the three and nine months ended March 31, 2005, all outstanding convertible debt and warrants were “in-the-money”, exercisable or convertible for less than the weighted average market price for these periods. As such, the convertible debt and warrants were considered in the calculation for dilution. Additionally, all stock options outstanding during the periods were used in the dilution calculation, with exception of 35,000 option shares, which were antidilutive. In the three and nine months ended March 31, 2004, all outstanding dilutive instruments were “in-the-money” and were considered in determining dilutive shares.

NOTE 3 - BUSINESS SEGMENTS

The Company reports business segment information based on geographic location. The following is a breakdown of relevant data by location. (Dollars in thousands)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2004	2005	2004	2005
Net revenues
Sands Regency Casino/Hotel	$8,048	$7,250	$24,578	$23,658
Gold Ranch Casino and RV Resort	5,125	4,985	17,260	17,553
Rail City Casino	—	6,200	—	18,456
Corporate		(3)		(3)

	$13,173	$18,432	$41,838	$59,664

Income (loss) from operations
Sands Regency Casino/Hotel	$320	$(296)	$1,837	$1,116
Gold Ranch Casino and RV Resort	277	133	1,407	1,054
Rail City Casino	—	1,683	—	4,720
Corporate	(452)	(718)	(1,189)	(1,593)

	$145	$802	$2,055	$5,297

Depreciation and amortization
Sands Regency Casino/Hotel	$871	$874	$2,546	$2,632
Gold Ranch Casino and RV Resort	129	140	355	415
Rail City Casino	—	556	—	1,565
Corporate	—	(19)	—	—

	$1,000	$1,551	$2,901	$4,612

NOTE 4 - ADOPTION OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No.

123 (revised 2004), “Share-Based Payment”(“SFAS 123(R)”), replacing SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseding Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires the recognition of share-based compensation in the financial statements. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005 and will be adopted by the Company in its first quarter of fiscal 2006. The Company continues to evaluate its compensation practices, as well as other available valuation models for valuing stock options. See Note 5.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 - STOCK OPTION AND STOCK INCENTIVE PLANS

As permitted by SFAS No. 123, the Company accounts for its stock option plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost based on their estimated fair market value using the Black-Scholes pricing model at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been as follows:

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
(Dollars in thousands)	2004	2005	2004	2005
Net income as reported	$30	$259	$5,447	$2,397
Total stock-based employee compensation expense determined under the fair-value method for all awards, net of the related income tax benefits	(28)	(75)	(84)	(141)

Pro forma net income	$2	$184	$5,363	$2,256

Basic earnings per share:
As reported	$0.01	$0.04	$1.06	$0.38
Pro forma	0.00	0.03	1.05	0.36
Diluted earnings per share:
As reported	$0.01	$0.03	$1.01	$0.35
Pro forma	0.00	0.02	0.99	0.33

NOTE 6 - INTANGIBLES AND GOODWILL

Intangible Balances

	June 30, 2004			March 31, 2005
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer list/relationships	$1,190	$110	$1,080	$1,190	$559	$631
Under-market land lease	448	3	445	448	17	431

	1,638	113	1,525	1,638	576	1,062

Indefinite-lived intangible assets:
Grandfathered gaming license	7,205	—	7,205	7,205	—	7,205
Trademark/trade name	4,271	—	4,271	4,303	—	4,303
Other	10	—	10	10	—	10

	11,486	—	11,486	11,518	—	11,518

Total	$13,124	$113	$13,011	$13,156	$576	$12,580

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amortization of Intangibles

The expense associated with the amortization of intangibles was $-0- and $154,000 for the three months ended March 31, 2004 and 2005, respectively. The amortization expense was $-0- and $463,000 for the nine months ended March 31, 2004 and 2005, respectively. The Company intends to purchase the land at Rail City that is subject to the under-market land lease. The annual amortization expense assuming the under-market lease would continue to be amortized for the current and succeeding fiscal years is expected to be as follows:

(Dollars in thousands)

Fiscal year	Amortization
2005	$618
2006	285
2007	137
2008	71
2009	42

Goodwill Changes and Balances by Segment

(Dollars in thousands)	Gold Ranch	Rail City	Total
Balance at beginning of year	$11,018	$17,656	$28,674
Adjustment	—	(32)	(32)

Balance at March 31, 2005	$11,018	$17,624	$28,642

NOTE 7 - PENDING ACQUISITION OF THE DEPOT CASINO AND RED HAWK SPORTS BAR IN DAYTON, NEVADA.

On February 28, 2005, the Company announced entering into a definitive agreement to purchase two privately held casino properties in Dayton, Nevada, the Depot Casino and the Red Hawk Sports Bar. The acquisition is subject to final due diligence and regulatory approvals. The acquisition is expected to close in the first quarter of fiscal 2006. Under the agreement, the purchase price of approximately $10.6 million plus working capital, will consist of approximately $9.9 million in cash plus approximately $700,000 in shares of Company common stock. The final purchase price will be based on a twelve-month financial performance of the Dayton properties in accordance with the purchase agreement.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8 - BANK CREDIT FACILITIES

In connection with the acquisition of Rail City, the Company executed a syndicated financing arrangement (“Credit Agreement”) through Wells Fargo Bank. The Credit Agreement provides for a 5-year, $20,000,000 term loan collateralized by substantially all property and equipment of Zante, Inc. and Plantation Investments, Inc., and the furniture, fixtures, and equipment of Last Chance, Inc. Additionally, as part of the Credit Agreement, the Company secured a Wells Fargo Bank syndicated, 5-year, $22,000,000 revolving credit facility with collateralization and terms which are substantially similar to the term loan. The balance of the term loan was $19,250,000 at June 30, 2004 and $17,000,000 at March 31, 2005. The balance of the revolving credit facility was $15,500,000 at June 30, 2004 and $4,000,000 at March 31, 2005. The revolving credit facility requires interest-only payments and matures on May 1, 2009, with interest and any unpaid principal due and payable on that date. The term loan assumes a 5-year amortization schedule, and matures on May 1, 2009, with interest and any unpaid principal due and payable. Both the term loan and the credit facility under the Credit Agreement have variable interest rates based on LIBOR or the U.S. Prime Index plus an applicable margin as detailed in the Credit Agreement. The interest rate at June 30, 2004 was LIBOR plus 4% or Prime plus 2.5% and at March 31, 2005 was LIBOR plus 3% or Prime plus 1.5%. The Company’s weighted average interest rate of both loans under the Credit Agreement at June 30, 2004 was 5.36%, and at March 31, 2005 was 5.82%. The Company also pays a .5% commitment fee on the unused credit facility balance.

In conjunction with the pending acquisition of the Dayton, Nevada casinos (see Note 7), the Company is seeking amendments to the terms and amounts of its existing credit facilities. It is anticipated the new financing, if approved, would be in place by the first quarter of fiscal 2006 expected closing date of the transaction.

Both the term loan and revolving credit facility requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at March 31, 2005. For a more complete description of the credit facilities, refer to the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

NOTE 9 - ADDITIONAL FINANCING

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

On October 7, 2004, Mr. Belding converted $400,000 of debt held by him into 61,349 shares of Company common stock and on December 7, 2004, Mr. Belding converted an additional $700,000 of debt into 107,362 shares of common stock. The share price for both transactions was $6.52 per share. He now holds 668,711 of the Company common shares outstanding, or 9.59%. Mr. Belding is prohibited by agreement from holding more than 9.9% of the Company's common shares outstanding.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTE 10 - INSURANCE SETTLEMENT

In the year ended June 30, 2003, the Company incurred $547,000 in legal fees and settlement costs associated with a personal injury claim, which arose out of an April 2000 incident. The Company had maintained general liability insurance to protect itself from claims in excess of a contracted deductible. However, subsequent to the incident which resulted in the claim, the Company was informed that the insurance carrier during the period, Legion Indemnity, had become insolvent and was not expected to make any payment to the claimant or the Company. In July 2003, the Company settled with the claimant and sought recovery of its loss from the Company’s insurance broker at the time. In October 2004, we settled with our insurance broker for $200,000, net of attorney’s fees, which amounted to less than $5,000.

THE SANDS REGENT

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The Sands Regent and its subsidiaries (the “Company”, “we”, “our”, or “us”) operate three facilities in Nevada. The Sands Regency Casino Hotel (the “Sands”) in downtown Reno, the Gold Ranch Casino and RV Resort (“Gold Ranch”) on Interstate 80 in Verdi, and Rail City Casino (“Rail City”) in Sparks.

The Sands has 833 hotel rooms and 5 restaurants, including Tony Roma’s Famous for Ribs, Mel’s the Original diner, and Arby’s. It has a full selection of gaming options, including 581 slot machines, 19 table games, keno, bingo, live poker, and a sportsbook operated by a third-party. Additionally, the Sands has a Just for Laughs’ comedy club, a cabaret lounge, and a health spa.

Gold Ranch’s gaming options include 241 slot machines, a California lottery station on Gold Ranch’s property, which straddles the Nevada/California border, and a sportsbook operated by a third-party. Additionally, Gold Ranch has a 105-space RV park, 2 restaurants (a 24-hour family style restaurant and a Jack-in-the-Box), and an ARCO gas station and a convenience store.

On May 1, 2004, the Company acquired Rail City in Sparks. Rail City has approximately 16,600 square feet of gaming space housing 647 slots, 6 table games, keno, a sportsbook operated by a third-party, a 24-hour family-style restaurant and a bar. Consolidated financial results for the periods ended March 31, 2005, include the results for Rail City, whereas the consolidated financial results for the periods ended March 31, 2004, do not.

On February 28, 2005, the Company announced entering into a definitive agreement to purchase two privately held casino properties in Dayton, Nevada, the Depot Casino and the Red Hawk Sports Bar. For more information, refer to Note 7.

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

Results of Operations- Comparisons of the Three Months and Nine Months ended March 31, 2005, and 2004

CONSOLIDATED RESULTS. For the quarter ended March 31, 2005, the Company’s consolidated net revenues increased from $13.2 million to $18.4 million, or 39.9%, from the quarter ended March 31, 2004. On a by-property basis, the net revenues decreased 9.9% for the Sands and 2.7% for Gold Ranch. The reason for the consolidated net revenue increase for the quarter was Rail City’s $6.2 million revenues contribution in this fiscal year. Rail City was not owned by the Company until May 2004. For the nine months ended March 31, 2005, consolidated net revenues increased from $41.8 million to $59.7 million, or 42.6%, from the nine months ended March 31, 2004. This increase was attributable to Rail City's $18.5 million net revenues for the period. Net revenues for the comparable nine month periods decreased 3.7% for the Sands and increased 1.7% for Gold Ranch.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Consolidated income from operations was $802,000 for the quarter ended, and $5.3 million for the nine months ended, March 31, 2005, compared to $145,000 and $2.1 million for the respective quarter and nine month period of the prior year. The increase was again attributable to Rail City, which had $1.7 million and $4.7 million income from operations for the three and nine months ended March 31, 2005, Rail City’s first three full quarterly reporting periods under the Company.

The Company’s consolidated net income was $259,000, or $.04 per share ($.03 diluted), for the three months ended, and $2.4 million, or $.38 per share ($.35 diluted), for the nine months ended, March 31, 2005. This compares to $30,000, or $.01 per share (basic and diluted), and $5.4 million, or $1.06 per share ($1.01 diluted), for the respective three and nine month periods of the prior year. The prior year results had $4.4 million of non-operating gains in the nine month period ended March 31, 2004, which represented proceeds from final settlement of the Company’s 1998 sale of the Copa Casino in Gulfport, Mississippi. For a more complete discussion of this event, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

SANDS REGENCY HOTEL AND CASINO. The following table highlights the Sands’ sources of revenues and expenses for the:

	THREE MONTHS ENDED MARCH 31,			NINE MONTHS ENDED MARCH 31,
(dollars in thousands)	2004	2005	PERCENT	2004	2005	PERCENT
Gaming revenues	$5,512	$5,049	-8.4%	$15,971	$15,508	-2.9%
Gaming expenses	$2,655	$2,478	-6.7%	$7,406	$7,225	-2.4%
Expense margin	48.2%	49.1%		46.4%	46.6%
Lodging revenues	$1,837	$1,646	-10.4%	$6,441	$6,211	-3.6%
Lodging expenses	$894	$867	-3.0%	$2,888	$2,801	-3.0%
Expense margin	48.7%	52.7%		44.8%	45.1%
Food and beverage revenues	$1,222	$1,216	-0.5%	$3,618	$3,623	0.1%
Food and beverage expenses	$788	$750	-4.8%	$2,379	$2,351	-1.2%
Expense margin	64.5%	61.7%		65.8%	64.9%
Total net revenues	$8,048	$7,250	-9.9%	$24,578	$23,658	-3.7%
Total operating expenses	$7,728	$7,546	-2.4%	$22,741	$22,542	-0.9%
Expense margin	96.0%	104.1%		92.5%	95.3%
Maintenance and utilities	$862	$916	6.3%	$2,615	$2,738	4.7%
Percent of net revenues	10.7%	12.6%		10.6%	11.6%
General and administrative	$1,530	$1,539	0.6%	$4,510	$4,407	-2.3%
Percent of net revenues	19.0%	21.2%		18.3%	18.6%

The Sands had net revenues of $7.3 and $23.7 million in the three and nine month periods ended March 31, 2005, respectively. These results represent a decline from $8.0 and $24.6 million for the three months and nine months ended March 31, 2004, respectively. Net revenues for all major reportable revenue centers (gaming, lodging, and, food and beverage) declined from last year for both the quarter and the nine month periods, with the exception of food and beverage revenues for the quarter, which were flat. Much of the decrease in revenues was anticipated due to the one-out-of-every-three year absence of a major bowling event in the Reno area. The men’s American Bowling Congress tournament started in February last year and provided a tourism boost to the area which lasted through June of that year. The Sands sold nearly 2,700, or 6.1%, less rooms in February and March this year compared to last year, mainly attributable to the lack of a major bowling event. Further, a series of severe storms hit the Sierra Nevada Mountains and the greater Reno area in the first half of January 2005 and contributed to nearly

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

1,900, or 10%, less rooms sold in January 2005 as compared to January 2004. The winter months are typically the slow season for Northern Nevada casinos that have a tourist base, as the influx of winter sports enthusiasts does not offset the drop in visits made by the casual gaming tourist. However, these storms dropped over six feet of snow on the Reno valley floor and more in the outlining areas. Due to the inclimate weather, Sands had numerous cancellations, particularly on New Year’s weekend. Finally, the customer inconvenience caused by the ReTRAC train trench project road closures adjacent to the building continued to have a negative impact during the quarter. Recent reports indicate the project is on schedule and trains are expected in the trench by the fall of this year.

Sands’ gaming revenues, which had tracked essentially flat to last year before the start of the quarter ended March 31, 2005, decreased $463,000, or 8.4%, in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. Gaming revenue centers were not only impacted by the storms and the lower occupancy, but also by the full scale remodeling of the casino, which started in January and at times incapacitated large sections of the casino operation. The work will continue intermittently through the spring of 2006, scaling back to accommodate the busier summer months and other peak periods as much as possible. Two casino games were recently brought back to the Sands floor, (i) live poker, which was reintroduced at the end of December 2004 after an absence of more than a decade and (ii) Keno, which was brought back in-house midway through the March 2005 quarter. The Company experimented with leasing the keno operations to a third-party in May 2004 and in February 2005 it was discontinued by mutual agreement. Keno revenues decreased $70,000 and $225,000 for the three and nine month periods ended March 31, 2005, respectively, as compared to the three and nine months ended March 31, 2004. Poker had revenues of $117,000 for the three months, and $128,000 for the nine months, ended March 31, 2005.

The Sands had a $296,000 operating loss for the quarter ended March 31, 2005, compared to an operating profit of $320,000 for the quarter ended March 31, 2004. In the nine month comparison, the Sands had income from operations of $1.1 million in the current year compared to $1.8 million income from operations in the prior year. The shortfall in both comparison periods was mainly due to the decline in net revenues. Operating expenses as a percentage of operating revenues were 104.1% for the quarter, and 95.3% for the nine months ended March 31, 2005. This compares to 96.0% and 92.5% for the respective periods of the prior year. Reasons for the operating expense margin increases include: 1) higher utility costs ($27,000 for the quarter and $92,000 for the nine month period); 2) higher food costs, particularly meat products; and 3) an aggressive promotion “Lucky Joker Poker”, which was intended to drive new slot club sign-ups.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GOLD RANCH CASINO AND RV RESORT. The following table highlights Gold Ranch’s sources of revenues and expenses for the:

	THREE MONTHS ENDED MARCH 31,			NINE MONTHS ENDED MARCH 31,
(dollars in thousands)	2004	2005	PERCENT	2004	2005	PERCENT
Gaming revenues	$1,250	$1,093	-12.6%	$4,239	$3,900	-8.0%
Gaming expenses	$538	$443	-17.7%	$1,704	$1,374	-19.4%
Expense margin	43.0%	40.5%		40.2%	35.2%
Lodging revenues	$56	$46	-17.9%	$361	$344	-4.7%
Lodging expenses	$37	$31	-16.2%	$136	$138	1.5%
Expense margin	66.1%	67.4%		37.7%	40.1%
Food and beverage revenues	$387	$374	-3.4%	$1,216	$1,246	2.5%
Food and beverage expenses	$272	$265	-2.6%	$834	$853	2.3%
Expense margin	70.3%	70.9%		68.6%	68.5%
Fuel and convenience store revenues	$3,558	$3,562	0.1%	$11,735	$12,345	5.2%
Fuel and convenience store expenses	$3,362	$3,324	-1.1%	$11,074	$11,712	5.8%
Expense margin	94.5%	93.3%		94.4%	94.9%
Total net revenues	$5,125	$4,985	-2.7%	$17,260	$17,553	1.7%
Total operating expenses	$4,848	$4,852	0.1%	$15,853	$16,499	4.1%
Expense margin	94.6%	97.3%		91.8%	94.0%
Maintenance and utilities	$159	$164	3.1%	$513	$519	1.2%
Percent of net revenues	3.1%	3.3%		3.0%	3.0%
General and administrative	$341	$466	36.7%	$1,206	$1,457	20.8%
Percent of net revenues	6.7%	9.3%		7.0%	8.3%

For the quarter ended March 31, 2005, Gold Ranch had net revenues of $5.0 million, compared to $5.1 million in the quarter ended March 31, 2004. For the nine month comparable periods, Gold Ranch had $17.6 million net revenues compared with $17.3 million for the same period of the prior year. The substantially flat net revenues for the quarter comparison and the increase for the nine month period were due to the increase in the retail price of gasoline, which averaged $2.07 per gallon for both the three and nine month periods in the current year and $1.82 and $1.75 for the three and nine month periods, respectively, for the prior year. Gasoline gallons sold decreased 15.1% and 10.2% for both the three and nine months ended March 31, 2005, respectively, versus last year, due in part to the high price of fuel and in part to malfunctioning fuel pumps, which were replaced in November 2004. The construction activity related to the replacement of the pumps during a three week period also negatively impacted volume levels. Typically, Gold Ranch operating results track closely with gallons sold, due to the revenue gasoline patrons bring to the property's gaming business.

Gaming revenue for Gold Ranch decreased from $1.3 and $4.2 million in the three and nine months ended March 31, 2004 to $1.1 and $3.9 million for the three and nine months ended March 31, 2005, respectively. Because of a historical correlation between a shortfall of gasoline gallons sold and a decrease in gaming revenue, Gold Ranch management believes the new fuel pumps may help remedy the situation. The new pumps fill tanks much quicker and minimize lines and customer inconvenience during peak periods. Management also believes that a slot ticketing and marketing system will enhance gaming results over time. The installation of the same system used by the Sands was completed in March 2005. The Company believes it will allow for new cross-property marketing opportunities, in addition to more focused marketing at Gold Ranch.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Gold Ranch’s income from operations for the three and nine months ended March 31, 2005 was $133,000 and $1.1 million, respectively. This represents a decrease from the $277,000 and $1.4 million for the three and nine month periods ended March 31, 2004, respectively. These declines resulted primarily from the lower gaming revenues. The decrease in gasoline gallons sold, by itself, marginally affects profitability due to low gross profit margins associated with this business. Further, in the current fiscal year, price competition has become more intense with our California fuel competitors. In the current year, Gold Ranch has benefited from structural changes in casino departments that have improved the operating expense margins as detailed in the table above. Specifically, cost savings were realized by, i) the security function being brought in-house and, ii) the discontinuation of an aggressive coupon promotion, among other changes. However, Gold Ranch’s operating expense margins, overall, weakened in both the quarter and nine month comparisons. This was due primarily to general and administrative costs, which were $90,000 higher due to worker compensation incremental costs and $40,000 due to property and liability insurance increases. A major reason gaming expenses declined and general and administrative expenses increased in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 was a change in marketing strategy. Approximately $112,000 of the marketing budget was redirected from a direct slot machine cash giveaway, which is classified as a gaming expense, to promotions benefiting the entire property, which are classified as general and administrative.

On March 15, 2005, the large outdoor sporting goods retailer “Cabela’s” announced plans to build a 150,000 square foot superstore in Verdi, Nevada, two miles from the Gold Ranch facilities. If developments proceeds as planned, the store could open in early 2007. The Company believes this project would be a positive for Gold Ranch’s business due to the customer drawing abilities achieved at other Cabela’s destination properties.

RAIL CITY CASINO. The following table highlights Rail City’s sources of revenues and expenses for the:

	THREE MONTHS ENDED MARCH 31,	NINE MONTHS ENDED MARCH 31,
(dollars in thousands)	2005	2005
Gaming revenues	$5,644	$16,709
Gaming expenses	$2,069	$6,192
Expense margin	36.7%	37.1%
Food and beverage revenues	$1,255	$3,809
Food and beverage expenses	$785	$2,399
Expense margin	62.5%	63.0%
Total net revenues	$6,200	$18,456
Total operating expenses	$4,517	$13,736
Expense margin	72.9%	74.4%
Maintenance and utilities	$330	$1,027
Percent of net revenues	5.3%	5.6%
General and administrative	$758	$2,512
Percent of net revenues	12.2%	13.6%

The Company acquired Rail City in May 2004. For the three and nine months ended March 31, 2005, Rail City had $6.2 and $18.5 million in net revenues, respectively. Rail City’s customer base consists almost exclusively of residents of the Reno/Sparks area. As a result, it is largely unaffected by the tourism decrease in the winter months. Gaming revenues at Rail City include table games and keno, but the large majority of Rail City’s gaming revenues are from its 650 slot machines. Gaming revenues were $5.6 million for the three months, and $16.7 million for the nine months, ended March 31, 2005. The other material revenue center is food and beverage, which had revenues of $1.3 million for the three months, and $3.8 million for the nine months, ended March 31, 2005. Rail City had income from operations of $1.7 and $4.7 million for the three and nine month periods ended March 31, 2005, and operating expense margins of 72.9% and 74.4%, respectively.

Because of its location, capacity utilization, and other factors, the Company has determined Rail City to have considerable growth potential and has expansion plans for the existing building, which would add capacity to all revenue centers of the facility. See “Capital Resources and Liquidity” later in this discussion.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CORPORATE COSTS. Corporate costs were redefined at the beginning of the current fiscal year and now include the salaries and benefits of corporate officers, directors, and other corporate level management, public company reporting costs, and public company related legal and accounting fees. Reclassifications of costs have been made to the prior year for comparison purposes. Corporate operating costs were $715,000 for the three months ended March 31, 2005, compared to $452,000 for the three months ended March 31, 2004. For the nine months ended March 31, 2005, corporate operating costs were $1.6 million, which compares to $1.2 million for the nine months ended March 31, 2004. The increases in corporate costs for both comparison periods were primarily the result of $261,000 of costs incurred in the nine months ended March 31, 2005, of which $252,000 was incurred in the quarter ended March 31, 2005, which were directly attributable to fees to outside professionals retained to assist in compliance with the new internal control requirements of the Sarbanes-Oxley Act of 2002, specifically Sarbanes-Oxley section 404 (“SOX 404”). The Company has determined itself to be a non-accelerated filer, and as such is subject to new rules, which provide that the date we need to be fully SOX 404 compliant has been extended one year to June 30, 2007. The Company has taken the opportunity to scale back the resources projected to be needed from outside consultants and anticipates more compliance work to be performed in-house. The full amount which will need to be appropriated on SOX 404 to attain compliance is not specifically known, but is expected to exceed $500,000. Additionally, in the nine months ended March 31, 2005, the Company incurred incremental legal and accounting fees of $129,000 associated with a common stock offering to private investors, a new incentive stock option plan, and other corporate legal issues.

INTEREST EXPENSE. Interest expense was $438,000 for the quarter, and $1.8 million for the nine months, ended March 31, 2005. This represents an increase from the $109,000 and $438,000 for the respective periods of the prior year. With the acquisition of Rail City, our long-term debt balance increased from a prior year low of $6.9 million at December 31, 2003 to $21.4 million at March 31, 2005. Additionally, in the nine months ended March 31, 2005, the Company realized $271,000 of interest on the portion of its convertible debt which was converted to equity as outlined in Note 9.

PRIOR YEAR COLLECTIONS ON PREVIOUSLY RESERVED NOTE RECEIVABLE. In December 1998, the Company sold its interest in the Copa Casino (“Copa”) in Gulfport, Mississippi. At the time the sale was recorded, we reserved approximately $5.6 million of the original $8.0 million note due to collectability concerns. In January 2003, we began receiving payments which exceeded the net amount of the receivable we had originally recorded. We settled our interest in the Copa in full on November 28, 2003, when the Company received a negotiated $4.0 million cash payment. In the nine months ended March 31, 2004, the Company recognized a total $4.4 million gain on final settlement of the Copa note. Further, the prior year financial gain was not subject to income tax as the Company's tax basis in the Copa was higher than the gain realized. A more complete description of the gain realized on the Copa note receivable is in the Company's 2004 Annual Report on Form 10-K.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At March 31, 2005, our cash and cash equivalents were $3.7 million, a decrease from $5.4 million at the beginning of the fiscal year. We had negative working capital of $3.3 million at March 31, 2005, consistent with our policy to use any available cash not needed in operations to pay down our line of credit and minimize interest expense. At March 31, 2005, we had $18.0 million available under our revolving credit facility.

Cash flow from operations provided $7.4 million during the nine month period ended March 31, 2005, compared to $5.1 million for the corresponding period of the prior year. The increase was due to incremental cash generated by Rail City. Investing activities accounted for a $3.7 million use of cash for the nine months ended March 31, 2005, compared with $1.5 million of cash generated from investing activities in the nine month period of the prior year. Much of the difference is attributable the $4.4 million received from the Copa note receivable in the prior year. See “Prior Year Collections on Previously Reserved Note Receivable” earlier in this discussion. Financing activities generated net cash of $8.9 million from the issuance of Company stock during the nine months ended March 31, 2005, of which $8.6 million was from a November 2004 private offering to a group of institutional investors (refer to Note 9). Substantially all cash generated from financing and operational inflows during current and prior year comparable periods were used to reduce the Company’s line of credit.

Effective with the acquisition of Rail City Casino in May 2004, the Company has new credit facilities and a substantially different credit structure. For a description of the long-term debt structure of the Company prior to the Rail City acquisition and after, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004. On May 1, 2004, immediately after the purchase of Rail City, our outstanding long-term debt increased to approximately $44.0 million. As of March 31, 2005, our long-term debt was decreased to $21.4 million by cash generated from operations and the proceeds of a November 2004 equity offering.

Our bank term loan and revolving credit facility, which totaled $42.0 million when entered into in May 2004, requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at March 31, 2005.

On November 12, 2004, the Company completed a sale of 1,120,000 shares of its common stock to institutional investors for $8.25 per share in cash in a private placement transaction. The Company realized the gross proceeds of $9.24 million from this transaction (see Note 9 for additional information). The cash generated from this transaction was used to reduce the Company’s line of credit.

In January 2005, the Company began what is anticipated to be a $3.0 million casino renovation of its Sands property. The casino floor and other common areas are being refurbished. Sands management estimates the project to be approximately 30% complete and paid for as of March 31, 2005. Additionally, we recently installed a new slot machine ticketing and marketing system at Gold Ranch, with an estimated final cost of $1.0 million. We are also pursuing expansion opportunities at Rail City. Pending successfully acquiring land that is currently leased by Rail City and successfully obtaining necessary licenses and permits, we have plans to add capacity to all revenue centers of the facility. The preliminary estimate for this project is $8.5 million. Further, the Company continues to actively pursue other gaming opportunities in this jurisdiction and others.

On February 28, 2005, the Company announced plans to purchase the Depot Casino and Red Hawk Sports Bar in Dayton, Nevada. The final purchase price is expected to be approximately $10.6 million, $9.9 million in cash and approximately $700,000 in Company stock. Once acquired, the Company has immediate plans to appropriate approximately $2.0 million for slot equipment and minor remodeling to enhance these casinos’ competitiveness in the Dayton Valley/Carson City area.

The Company believes that its cash funds, cash generated from operations, and available borrowing capacity is sufficient to fund its operations and meet current debt obligations, and fulfill much its capital expenditure plans for the next twelve months. Some capital expenditure plans, including the purchase of the Dayton casinos, are contingent on the Company’s ability to amend its current bank credit agreement. The Company anticipates the necessary amendments will be in place shortly before the projected first quarter of fiscal 2006 acquisitions. The Company’s operations are subject to financial, economic, competitive, regulatory, and

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing or delaying planned capital expenditures, selling assets, restructuring debt, or obtaining additional debt or equity capital.

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of March 31, 2005.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long term debt	$21,436,000	$3,522,000	$9,418,000	$8,496,000	$—
Interest on long-term debt (1)	10,839,150	2,825,625	4,732,725	3,280,800	—
Operating leases (2)	4,120,833	575,000	1,150,000	1,150,000	1,245,833
Other (3)	1,352,264	188,688	377,376	377,376	408,824

	$37,748,247	$7,111,313	$15,678,101	$13,304,176	$1,654,657

(1)	Interest is calculated by assuming the Company keeps its line of credit fully advanced and the table assumes a weighted average interest rate of 7.5% until maturity. All long-term debt matures within 5 years.

(2)	Represents contractual lease obligations to Prospector Gaming Enterprises (“PGE”) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without major expansion of the gaming facilities.

(3)	Represents management fees due to PGE in connection with the RV park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates.

Cautionary Note Regarding Forward-looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contains words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, strategies, expansion projects, acquisition plans, future performance, and future financial results. We have based these forward-looking statements on our current expectations and projections about future events. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We heavily market to and rely upon business from Reno area residents. In recent years, Reno has enjoyed robust business growth and has attracted a number of technology, product distribution and marketing companies. These businesses have created jobs and helped fuel residential development, including the Reno metropolitan area. Should there be negative changes in the business and job conditions in Reno, our locals business, which is a substantial part of our overall business, could adversely impact our financial condition and results of operations.

We may be unable to successfully integrate the operations of acquired properties, such as Rail City or the Depot Casino and Red Hawk Sports Bar, and/or experience significant charges to earnings as a result of the acquisition that may adversely affect our stock price and financial condition.

Acquisitions typically entail many risks and could result in difficulties in integrating the operations and personnel of acquired companies. If we are not able to successfully integrate acquired properties, we may not obtain the advantages that the acquisition was intended to create, which may adversely affect our business, results of operations, financial condition and cash flows and the market price of our stock. In addition, in connection with acquisition, we could experience disruption in our business or employee base.

In addition, as a result of acquisition activities we have experienced, and will likely continue to experience, significant charges to earnings for acquisition and related expenses that may include transaction costs or closure costs. These costs may include substantial fees for investment bankers, attorneys, accountants, financial printing, and other due diligence related costs. Charges that we may incur in connection with acquisition could adversely affect our results of operations for particular quarterly or annual periods.

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

Our largest sources of tourist customers originate from Northern California and the Pacific Northwest, including a large number who drive to Reno from the San Francisco and Sacramento metropolitan areas. Adverse winter weather conditions, particularly snowfall, may impact travel ability, making it difficult for customers to frequent our facilities. Bad weather, coupled with the increased presence of Native American casinos in our key feeder areas, may redirect those patrons that would otherwise travel to Reno. Also, if the Reno area itself were to experience prolonged adverse winter weather conditions, our results of operations and financial condition could be materially and adversely affected.

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

Work began in the fall of 2003 on a project to build a trench through downtown Reno for the purpose of constructing a below grade rail transport corridor. Known as ReTRAC (Reno Transportation Railroad Access Corridor), the project has a late 2006 estimated completion date. Current estimates have the project either on time or ahead of schedule. The ReTRAC project has temporarily adversely affected the utility of nearly 300 of the Sands parking spaces, and the Company has been informed that a small number of parking spaces will be permanently lost. Further, our pedestrian structure over the railroad tracks was demolished by ReTRAC in the fall of 2004.

The law requires that the Sands be given alternate parking or compensation for spaces and structures permanently or temporarily lost due to the project. In July 2003, the Sands received compensation amounting to approximately $582,000 for its contribution to the project. The Company is amortizing $428,000 of the proceeds over the anticipated length of the project (May 2003 through November 2006). Part of the proceeds, $154,000, represented land, specifically parking spaces, that were effectively sold to the City of Reno. The Company feels it was not adequately compensated for its contribution to the project and filed a lawsuit in January 2004. Negotiations are continuing for a suitable replacement bridge and additional parking, and as of the date of this report, the Company is in active negotiations with ReTRAC, and reviewing its alternatives.

The comprehensive effect of the trench construction on downtown Reno’s business levels, and specifically the business levels of the Sands, has been hard to quantify. However, the Company feels this project has had, and may continue to have, an adverse material impact during the construction period.

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

On May 1, 2004, the Company acquired Rail City Casino in Sparks, Nevada. The future success of the Company’s acquisition of Rail City will depend on a number of factors, including the successful integration of the operations of Rail City. The difficulties of combining the operations of Rail City with that of the Company include, among others:

*	retaining key employees;

*	consolidating administrative infrastructures;

*	coordinating sales and marketing functions; and

*	minimizing the diversion of management’s attention from ongoing business concerns.

In addition, even if the Company is able to integrate Rail City’s operations successfully, this integration may not result in the realization of the full benefits and growth opportunities that we expect or these benefits may not be achieved within the anticipated time frame. We will likely experience these same challenges following the closing of our acquisition of the Depot Casino and Red Hawk Sports Bar.

Our outstanding debt before the Rail City acquisition was approximately $3.7 million. After the Rail City acquisition, our debt increased to approximately $44.0 million and is $21.4 million at March 31, 2005. We expect to incur additional indebtedness as a result of our planned casino acquisitions and other projects, which could result in overall indebtedness of the Company increasing to $50 million, or beyond, in the next 12 months. The increased levels of debt could, among other things:

*	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions and other purposes;

*	increase our vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions;

*	create competitive disadvantages compared to other companies with lower debt levels; and

*	limit our ability to apply proceeds from an offering or asset sale to purposes other than the repayment of debt.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

With the Credit Agreement executed in April 2004 in connection with the acquisition of Rail City, the Company has substantial variable interest rate debt. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Assuming the reducing credit facilities are fully advanced, a principal amount currently equal to $39.0 million, the Company would be subject to substantial market interest rate risks. A one percent increase in interest rates would result in an increase in interest expense of approximately $390,000 annually.

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

The Company is party to various lawsuits, which have arisen in the normal course of its business. At the time of this filing, the liability arising from unfavorable outcomes of lawsuits is not expected to have a material impact on the Company's financial condition or financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

( a ) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE SANDS REGENT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT
(Registrant)

Date:	May 13, 2005	By:	/S/ FERENC B. SZONY
Ferenc B. Szony, President and Chief Executive Officer

Date:	May 13, 2005	By:	/S/ CORNELIUS T. KLERK
Cornelius T. Klerk, Chief Financial and Principal Accounting Officer