Form 10-K
period 2005-06-30
SANDS REGENT
filed 2005-09-28
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the Registrant is a shell company.    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s $.10 par value Common Stock held by non-affiliates of the Registrant on December 31, 2004 was $64,024,779. The aggregate market value is computed with reference to the closing price per share on that date.

Registrant’s Common Stock outstanding at September 23, 2005 was 7,089,804 shares.

Portions of Registrant’s definitive Proxy Statement for its November 7, 2005 Annual Meeting of Shareholders are incorporated into Part III of this report as set forth herein.

THE SANDS REGENT

INDEX TO FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2005

PART I

ITEM 1.	BUSINESS

General

The Sands Regent and subsidiaries (the “Company”, “we” and “our”) operate casinos and tourist-based facilities through our wholly-owned subsidiaries: Zante, Inc., which owns and operates the Sands Regency Casino Hotel (“Sands”) in downtown Reno, Nevada; Last Chance, Inc., which operates the Gold Ranch Casino and RV Resort (“Gold Ranch”) in Verdi, Nevada; and Plantation Investments, Inc., which owns and operates Rail City Casino (“Rail City”) in Sparks, Nevada. On March 31, 2005, the Company formed Dayton Gaming, Inc. for the purpose of acquiring the assets of the Depot Casino and Red Hawk Sports Bar (together, the “Depot”) in Dayton, Nevada. On September 1, 2005, the Company completed the acquisition.

Each subsidiary represents a separate geographical location and is generally managed separately as a segment. Operating decisions are generally made at the subsidiary level. Certain segment information is presented in the Notes to the Consolidated Financial Statements. The general business strategy of the Company is outlined in its mission statement, “To create an affordable experience in a casual and comfortable setting with efficient service and friendly employees who help create a fun and hassle-free time, every time”. The Company was incorporated in Nevada in 1965 and became publicly-owned in 1985.

The Sands has approximately 29,000 square feet of gaming space and a full selection of gaming alternatives, including 544 slot machines, 17 table games, keno, bingo, live poker and a sportsbook operated by an independent party. Additionally, the Sands resort complex has 833 hotel rooms, including 29 suites, a health spa, and a large outdoor swimming pool. Dining options at the Sands include Tony Roma’s, Famous for Rib’s, restaurant; Cabana Café, a coffee house/deli-style restaurant; and Antonia’s, Very Italian Buffet. The property also has a Mels, the Original, diner style restaurant, and an Arby’s restaurant, both which are franchises operated by third- parties. The facility also includes an entertainment cabaret, three cocktail lounges, a comedy club and approximately 12,000 square feet of convention and meeting space. Third-parties lease space from the Sands and operate a wedding chapel, a bicycle and ski rental shop, and a beauty shop. The Sands facility contains multiple parking areas, including a parking garage, with a total combined capacity for approximately 1,100 vehicles. A substantial portion of the Sands business, particularly our hotel customer base, is arranged through travel groups, both air and motor coach wholesalers, which offer economy rates, and are primarily from Western Canada, the Pacific Northwest and Northern California. Additionally, the Company has a slot route, which has slot machines in 13 locations in the greater Reno area.

Gold Ranch offers approximately 243 slot machines in an 8,370 square foot casino, a 24-hour family-style restaurant, a Jack-in-the-Box restaurant, which is a company owned franchise, a bar, a 105-space RV park, a California lottery station, an ARCO gas station, and a convenience store. Gold Ranch’s guests include both tourists and local residents with local residents generating over half of the property’s casino patronage. Gold Ranch attempts to attract local residents through mid-week promotions geared toward enhancing local play mainly through lottery, casino, and restaurant programs. Tourist programs emphasize the RV park, casino and restaurant cross-promotions. Gold Ranch attempts to attract as much traffic as possible off Interstate 80, the major Nevada/California thoroughfare.

On May 1, 2004, the Company acquired Rail City in Sparks, Nevada. Rail City has approximately 16,600 square feet of gaming space housing 650 slots, 6 table games, keno, a sportsbook operated by an independent party, a 24-hour family-style restaurant and a bar. Substantially all of Rail City’s customer base comes from northern Nevada and a majority of its customers reside in close proximity to the casino.

The Company’s operations are conducted 24 hours per day, seven days per week. The primary source of revenue and income to the Company is its gaming activities, although the hotel, RV park, bars, shops, restaurants, convenience store, gas station and other services are important in supplementing its gaming activities revenue. The Company’s overall operating and marketing philosophy emphasizes in-house and citywide special events, generous promotions, highly competitive pricing, and liberal gaming odds. A great deal of emphasis is placed on marketing to local patrons. The Company offers, on a very limited basis, complimentary hotel accommodations to select customers, no third-party group arrangements known as “junkets” are conducted, and in general, the Company does not extend credit to its gaming clientele.

Marketing

Over the past year gaming operators in the Reno market have continued to experience the same market conditions that existed in the previous year, a declining tourist market that continues to shrink as Native American gaming matures and becomes established as a viable entertainment alternative in many of our feeder markets. This is in contrast to a robust segment, patrons residing in close proximity, or “locals”. This market continues to flourish in northern Nevada with the rapidly growing population.

SANDS REGENCY.    At the Sands, we continue to attract our current share of the declining tourist market while growing our share of the locals segment. We accomplish this through aggressive promotions and marketing aimed at niches we have developed over the past several years, (i) locals, (ii) special event groups, and (iii) value-minded out-of-market visitors.

Marketing to our locals continues to be one of the cornerstones of our casino marketing strategy, and we continue to see growth and additional opportunity from this segment. A mix of database marketing and direct mail, compelling promotions, competitive player’s club benefits, and special events geared specifically for locals are important to retain and attract locals.

In addition, we work closely and cooperate with our sister properties, sharing successes among each other, and developing the relationships and infrastructure that will create synergy and allow us to compete more effectively in the coming year.

Our advertising strategy in the local market is to focus more effort on direct mail programs that target locals who are not currently customers of the Sands. We focus on zip codes where our most loyal customers reside. This allows us to create a more targeted strategy while using a medium (direct mail and database marketing) in which the results are more measurable than traditional mediums like television, radio, and newspaper advertising.

Special interest groups such as bowlers, cribbage players, shuffleboard players, and pool players continue to be a staple for the Sands. We maintain a full schedule of special events and tournaments throughout the year.

The Sands appeals to the budget conscious traveler by offering large, remodeled hotel rooms at reasonable prices. We feel our hotel rooms are a superior value to other properties. Furthermore, we feel our food outlets (Tony Roma’s, Mel’s Diner) are competitively priced. We believe our gaming product now meets and often exceeds the expectations of this market segment. We offer a large variety of games with some of the best odds in the Reno market. Over 80% of our slot machines are ticket-in ticket out compatible. We are also one of only two major casinos in the area to offer bingo. In the past year we have undertaken a $3.0 million casino floor remodel that will give us a look and feel of our more expensively priced competitors.

GOLD RANCH.    The key to success at Gold Ranch is our ability to capture market share from two distinct customer segments – Verdi/Northwest Reno/Truckee residents and tourists traveling on Interstate 80, the main thorough-faire between northern Nevada and northern California. We continue to focus our marketing efforts on these two groups while applying the knowledge we have gained through our experiences since acquiring Gold Ranch. The installation of a slot marketing system and cashless slot machine “ticket-in, ticket-out” technology in the spring of 2005 has allowed us to more effectively market to our target customers.

Key elements of Gold Ranch generating incremental business from our key market segments are:

•	Customer acquisition though the use of direct mail programs aimed at generating visitation through time sensitive offers.

•	Outdoor and other signage used to lure customers traveling on Interstate 80. Our ability to offer competitive pricing at our gas pumps is critical.

•	Increasing customer awareness and occupancy at the RV Resort.

We continue to use promotions and special events to generate mid-week local business. These promotions, in conjunction with the direct mail programs, continue as a key component of our marketing efforts. We have established a numbers of special events, which we feel are successful, and we have new special events and promotions planned for the coming year. The key is to continue to build the database so that we are able to reach significantly more potential customers in the key locals market

RAIL CITY CASINO.    At Rail City Casino, a strong brand identity, frequent promotions, and a strong commitment to our most profitable customers have been our primary objectives with respect to our marketing programs. Building stronger loyalty and retention have also become more important as more casinos are responding to the decrease in Reno area tourism by increasingly targeting and marketing to local customers. The Rail City marketing plan include promotions and customer loyalty programs such as:

•	Customer Appreciation

Rail City shows its appreciation for its customers through birthday comps and personal attention by the City Express Ambassadors. The Ambassadors continue to provide a family-type atmosphere for our guests. They strive to provide personalized service and attention to each guest.

•	Reward Loyal Customers

Rail City promotions focus on rewarding our loyal player’s club members through targeting the Top 100 and Top 500 guests, as well as reaching out to those players who prefer to remain untracked.

•	Attract New Customers

Rail City Casino utilizes television, newspaper, radio and print to attract new customers. Rail City also uses more database marketing and direct mail to target new customers, or existing customers who have not yet become loyal to Rail City.

DAYTON DEPOT.     Our newest properties, the Dayton Depot and Red Hawk Sports Bar were acquired on September 1, 2005. These properties are located in the rapidly growing community of Dayton, Nevada. The Dayton Depot is located on busy Highway 50 and fits our ideal profile for a locals casino. The Dayton Depot will undergo a $2.0 million remodel in the next twelve months. We will introduce some of the more successful locals-focused marketing programs from Rail City, Gold Ranch, and the Sands.

Competition

Competition among casinos in the Reno/Sparks market is intense. The expansion and maturation of Native American gaming in northern California, the Pacific Northwest, and British Columbia has had and will continue to have an adverse impact on total gaming revenues of the greater Reno area. Over the last few years, existing Native American casinos in northern California have undergone significant expansions and now offer most of the amenities that casinos in Reno offer, including big name entertainment and hotel rooms. In addition, Thunder Valley, on the Interstate-80 corridor in California has grown to be one of the country’s busiest and most profitable casinos. More Native American casinos are planned in northern California and many are partnering with existing gaming companies that have financial resources to promote their facilities.

With our purchase of Rail City in May 2004, and the recent purchase of the Dayton Depot, we have lessened our dependence on tourism. However, many of the 17 major casinos and hotel/casinos in the Reno area are stepping up efforts to compete for the local customer due primarily to the decrease in tourism caused by Native American casinos. Many of our direct competitors in the Reno market have greater financial and other resources than we do.

Employees

At June 30, 2005, the Company employed 683 people at the Sands, 106 people at Gold Ranch, 340 people at Rail City, and 8 people at the corporate level. None of the Company’s employees are represented by a union. The Company has not experienced any work stoppages or other significant labor problems and management considers its labor relations to be good.

Regulation and Licensing—Nevada Gaming

The ownership and operation of casino gaming facilities in Nevada are subject to (i) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, “Nevada Act”); and (ii) various local regulation. The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (“Nevada Commission”), the Nevada State Gaming Control Board (“Nevada Board”) and the City of Reno, for the Sands and Gold Ranch, and the City of Sparks for Rail City (together, the “Nevada Gaming Authorities”).

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

The Sands Regent subsidiaries Zante, Inc., Last Chance, Inc., Plantation Investments, Inc. and Dayton Gaming, Inc. are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require a periodic payment of fees and taxes and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (“Registered Corporation”) and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information, which the Nevada Commission may require. No person may become a major stockholder of, or receive any percentage of profits from the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company has obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of the Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its subsidiaries if the Company:

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

Given the on-line nature of the California Lottery operating system, the licensing requirements, while prudent, are less rigorous than the Nevada Gaming Commission. CSLC may terminate the Company’s lottery contract at will upon thirty days’ written notice, or less if deemed appropriate. Reasons for termination include, but are not limited to, failure to follow CSLC policy, failure to meet financial obligations owed to CSLC, failure to meet CSLC’s established sales requirements, failure to maintain CSLC’s equipment and property in a condition acceptable to CSLC, a change in CSLC’s operation and/or administration of the lottery, and the lottery retailer engages or engaged in or permits or permitted conduct on or off business premises, which may or does affect, undermine or unfavorably reflect upon the security, integrity, honesty and/or fairness of the operation and/or administration of CSLS and/or any lottery game.

    Regulation and Licensing—Alcoholic Beverages

The sale of alcoholic beverages by the Company is subject to supervision, control and regulation by city and county governments, which issue licenses deemed to be nontransferable, revocable privileges, and which has full power to limit, condition, suspend or revoke such licenses. The Company is presently licensed to sell alcoholic beverages at all of its properties. Any adverse regulatory act with respect to this license could have an adverse effect upon the operations of the Company.

Other Information

We file with the Securities and Exchange Commission (SEC) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, proxy statements and registration statements. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically. We also maintain a website located at www.sandsregency.com, and electronic copies of our periodic and current reports are available, free of charge, under the “Investor Relations” link on our website as soon as practicable after such material is filed with, or furnished to, the SEC. Additionally, the Company maintains a Code of Conduct, and a copy is available by written request submitted to:

THE SANDS REGENT

CORPORATE OFFICES

345 NORTH ARLINGTON AVENUE

RENO, NV 89501

ITEM 2.	PROPERTIES

The Company owns and operates the casino and hotel towers at the Sands on an approximately 7.0 acre site in downtown Reno. The casino/hotel site also includes a swimming pool with pool house, and other buildings and facilities, including garage and surface parking.

The Company also owns the business assets and leases the real property at Gold Ranch, approximately 27 acres. The Gold Ranch facility includes a main building, which houses the casino and convenience store, an RV Park with a building and swimming pool, and a lottery building, which straddles the California/Nevada state line. The real property lease has a twenty-year term with four five-year extension options ending in 2042. The Company possesses the option to purchase the Gold Ranch real property at an agreed upon base price with inflation adjustments based upon the Consumer Price Index. Gold Ranch is located on Interstate 80 in Verdi, Nevada, twelve miles west of Reno.

The Company acquired Rail City Casino in Sparks, Nevada on May 1, 2004. The Company owns the building and 3 of the 4 parcels of the 6.7 acre site. A 2.6 acre parcel on the site is subject to a ground lease and is owned by the State of Nevada. This lease has terms determined to be below market (consolidated financial statements, Note 3). We intend to purchase the parcel for the purpose of expanding all revenue centers of the facility.

On September 1, 2005, the Company acquired the Depot Casino and Red Hawk Sports Bar in Dayton, Nevada. The Company purchased all operating assets of the Depot, including all real property; two buildings on two parcels totaling approximately 4.5 acres with the Depot Casino, and a building and two parcels totaling approximately .5 acres with Red Hawk Sports Bar adjacent to the Depot.

Management considers all properties under the Company to be in good condition and well maintained.

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

The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our common stock is listed on the NASDAQ Small Cap Market and traded under the symbol “SNDS”. The following table sets forth the quarterly high and low closing share price information for the periods indicated:

	High	Low
Fiscal year ended June 30, 2005
First Quarter	$9.02	$7.22
Second Quarter	17.83	8.75
Third Quarter	12.23	9.03
Fourth Quarter	10.45	8.66

Fiscal year ended June 30, 2004
First Quarter	$3.06	$2.30
Second Quarter	3.78	1.93
Third Quarter	4.37	2.51
Fourth Quarter	3.39	2.35

As of September 23, 2005, the Company had 215 shareholders of record and in excess of 400 beneficial shareholders.

The declaration and payment of dividends in the future, if any, will be determined by our Board of Directors in light of the conditions then existing, including the Company’s earnings, financial condition, capital requirements and other factors. During the last two fiscal years, we have not paid cash dividends and we currently intend to continue to retain earnings for use in our business. Our agreement with our lenders allows for the payment of cash dividends; however, there are certain restrictions.

The following table presents information regarding outstanding options and shares reserved for issuance under existing equity compensation plans at June 30, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	672,500	$3.48	471,114
Equity compensation plans not approved by security holders	—	—	—

Total	672,500	$3.48	471,114

ITEM 6.	SELECTED FINANCIAL DATA

	For the years ended June 30,
	2005(1)(2)	2004(1)(2)	2003(1)	2002(1)	2001
	(Dollars in thousands, except percentages and per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues	$81,132	$62,349	$55,683	$34,067	$35,763
Income from operations	7,848	4,904	4,292	1,268	2,946
Net income (loss)	3,809	6,891	1,868	(189)	1,232
Net income (loss) per share:
Basic	$0.59	$1.32	$0.38	$(0.04)	$0.27
Diluted	$0.55	$1.24	$0.36	$(0.04)	$0.26
Weighted average shares outstanding—Basic	6,470,633	5,206,321	4,930,713	4,558,907	4,500,614
—Diluted	6,956,796	5,558,834	5,198,915	4,558,907	4,751,774

OTHER DATA:
Depreciation and amortization	$6,221	$4,427	$3,530	$3,111	$2,973
Capital expenditures	$4,607	$1,996	$2,570	$2,317	$4,894
Interest expense (net)	$2,238	$1,158	$1,208	$1,407	$728
Casino square footage	53,970	53,600	37,000	37,000	29,000
Number of slot machines	1,437	1,486	843	860	651
Number of table games	23	25	19	19	20
Number of hotel rooms	833	832	836	836	836
Hotel occupancy—rooms sold	253,000	267,000	256,000	245,000	262,000
Hotel occupancy—percentage	83.1%	87.7%	83.9%	80.2%	85.9%

Net cash provided by (used in):
Operating activities	$10,206	$9,205	$6,682	$2,157	$4,560
Investing activities	(4,830)	(33,740)	(1,950)	(16,113)	(3,358)
Financing activities	7,551	26,014	(6,395)	9,433	(238)

BALANCE SHEET DATA:
Cash and cash equivalents	$3,272	$5,443	$3,965	$5,648	$10,160
Total assets	87,527	91,593	55,446	59,144	47,883
Long-term debt	19,942	36,943	13,426	19,026	10,000
Total stockholders’ equity	59,404	45,542	35,531	33,608	32,619

(1)	The results of Gold Ranch following its acquisition on June 1, 2002 were included for the month of June 2002 and the full year in fiscal 2003, 2004 and 2005.
(2)	The results of Rail City following its acquisition on May 1, 2004 were included for May and June of fiscal 2004 and the full year in fiscal 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations and Basis of Presentation

The Sands Regent and its subsidiaries (the “Company”, “we”, “our”, or “us”) operate the Sands Regency Casino Hotel (the “Sands”) in downtown Reno, Nevada, the Gold Ranch Casino and RV Resort (the “Gold Ranch”) on Interstate-80 in Verdi, Nevada, and Rail City Casino (“Rail City”) in Sparks, Nevada.

The Sands has 833 hotel rooms and 5 restaurants, including Tony Roma’s Famous for Ribs, Mel’s the Original diner, and an Arby’s chain restaurant. It has a full selection of gaming options, including 544 slot machines, 17 table games, live poker, keno, bingo, and a sportsbook operated by an independent party. Additionally, the Sands has a “Just for Laughs’” comedy club, a cabaret lounge, and a health spa.

On June 1, 2002, the Company acquired Gold Ranch. Gold Ranch’s gaming options include 243 slot machines, a California lottery station on Gold Ranch’s property which straddles the Nevada/California border, and a sportsbook operated by a third-party. Additionally, Gold Ranch has a 105 space RV park, 2 restaurants (a 24-hour family style restaurant and a Jack-in-the-Box chain restaurant), and an ARCO gas station and convenience store.

On May 1, 2004, the Company acquired Rail City in Sparks, Nevada. Rail City has approximately 16,600 square feet of gaming space housing 650 slots, 6 table games, keno, a sportsbook operated by a third-party, and a 24-hour family-style restaurant.

On March 31, 2005, the Company formed Dayton Gaming, Inc. for the purpose of acquiring the assets of the Depot Casino and Red Hawk Sports Bar (together, the “Dayton Depot”) in Dayton, Nevada. On September 1, 2005, the Company completed the acquisition and, accordingly, results of operations for the Depot will first be included in the Company’s consolidated financial statements in the year ended June 30, 2006 (fiscal 2006).

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our policies, including the estimated lives assigned to long-lived assets, asset impairment, goodwill and other intangibles impairment, the adequacy of our allowance for uncollectible receivables, self insurance reserves, litigation reserves, and customer rewards program liability, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based on historical experience, terms of existing contracts, observations of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates.

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

Goodwill and other intangible assets

The provisions of SFAS No. 142 require us to review goodwill and other intangibles annually for impairment. We completed our annual review and determined that there is no impairment of goodwill or intangible assets at June 30, 2005. The annual evaluation, for which we retained an independent consultant, requires a detailed review of current operating results, as well as analytical projections and cash flow forecasts.

Allowance for doubtful accounts

We allow for an estimated amount of receivables that may not be collected. We estimate our allowance using a specific formula applied to aged receivables. Historical experience is considered, as are customer relationships. Receivables or notes receivable, which are outside the normal course of business are addressed on an individual basis. (Refer to Note 4, consolidated financial statements.)

Self-insurance accrued liability

The Company is self-insured for various levels of general liability, workers’ compensation, and employee dental insurance. Insurance claims and reserves include estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, we make judgments based on historical claims experience, accident frequency, severity, and the experience of industry agents, administrators, and others, as appropriate.

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

Results of Operations—Comparison of fiscal 2005 to fiscal 2004

CONSOLIDATED RESULTS.    For the year ended June 30, 2005, the Company’s net operating revenues were $81.1 million compared to $62.3 million for the year ended June 30, 2004, a 30.1% increase. Without Rail City, which had only two months of operations under the Company in fiscal 2004, consolidated net revenues would have decreased 3.0%, from $58.2 million in fiscal 2004 to $56.4 million in fiscal 2005.

Our consolidated income from operations was $7.8 million for the year ended June 30, 2005, compared to $4.9 million for the year ended June 30, 2004. Without Rail City, the Company’s consolidated income from operations was $1.4 million in fiscal 2005, compared to $3.9 million in fiscal 2004.

The Company’s consolidated net income was $3.8 million, or $.59 per share ($.55 diluted), for the year ended June 30, 2005, compared to $6.9 million, or $1.32 per share ($1.24 diluted) for the year ended June 30, 2004. The fiscal 2004 results had $4.4 million of non-taxable, non-operating gains from the final settlement of the Company’s 1998 sale of the Copa Casino in Gulfport, Mississippi. Without the non-operating gains in the prior year, the consolidated net income would have been $2.5 million, or $.48 per share ($.45 diluted).

SANDS REGENCY HOTEL AND CASINO.    Net revenues for the Sands decreased $2.3 million, from $34.4 million for the year ended June 30, 2004 to $32.1 million in the year ended June 30, 2005, a reduction of 6.6%, as the downtown Reno property endured the one-out-of-every-three year absence of a major four to five month long bowling tournament. Because of its proximity to the downtown Reno National Bowling Stadium, the Sands is the Company property most affected by the absence of a major bowling event. Promotional allowances are discounted from gross revenues to arrive at net revenues, and were $147,000, or 4.2%, higher in fiscal 2005 than in the prior fiscal year. This was due to aggressive special promotions, particularly centered around complimentary lodging, as the Sands sought to mitigate the effect of a major bowling tournament. Further, the Sands property’s performance was negatively impacted by intermittent street disruptions due to the railroad trench (ReTRAC project), the disruptions of a full scale casino remodel, high fuel prices, and a series of storms which negatively impacted travel and tourism from late December 2004 through early February 2005.

Gaming revenues for the Sands decreased from $22.3 million in fiscal 2004 to $21.2 million in fiscal 2005, a reduction of 5.2%. Revenue from slot machines was the gaming center least impacted by the absence of a major bowling tournament, but slot revenue still declined 2.9% year-over-year. A large component of total slot machine revenue at the Sands is generated by patrons from the greater Reno area and this segment was supported through direct mail, advertising and special promotions, particularly in the winter months. Table games revenue declined $448,000, or 11.6%, from fiscal 2004, as table games were popular with the men bowlers in the prior year. Part of the decrease in gaming revenues, $205,000, was due to the Sands outsourcing its Keno operations to a third-party for seven months during fiscal 2005. Offsetting the impact of outsourcing Keno, was net revenues of $236,000 from live-poker, which the Sands introduced to the casino floor in fiscal 2005. Bingo volume, as measured by “paper played” declined less than one percent, however, the Sands offered more promotional discounts due to competitive factors and bingo revenue or “win” declined 11.0%, year-over-year. One of the three bingo rooms in the greater Reno area closed in fiscal 2005, and the Sands offered promotional pricing to gain those customers patronage.

Lodging revenues for the Sands decreased from $9.0 million in the year ended June 30, 2004, to $8.5 million in fiscal 2005, a reduction of 6.4%. The Sands’ average room rate was $33.50 for fiscal 2005 versus $33.90 for fiscal 2004, which accounted for approximately $103,000 of the lodging revenue decline. However, the primary reason for the lodging revenue decrease was 14,000, or 5.3%, fewer rooms occupied in fiscal 2005 than in fiscal 2004. Food and beverage revenues decreased 4.8%, less than the Sands revenues as a whole, due to the introduction of “Lucky Joker Poker”, which offered promotional food specials and discounts in the restaurants.

Income from operations decreased $1.6 million in fiscal 2005 compared to fiscal 2004, or 44.2%, due primarily to the decrease in net revenues. The expense margin for the Sands worsened from 89.1% to 93.5%, as revenues decreased 6.6% and operating expenses declined just 2.1%. The lower customer volume levels did not allow for the economies of scale experienced in the prior year. However, general and administrative expenses did decline $440,000, or 7.3%. Approximately $226,000 of the decline was due to a reduction in accrued management bonus as the property failed to achieve its internal operating targets. An additional $82,000 of savings was due to a decrease in legal fees, primarily in connection with its ReTRAC (City of Reno train trench project) litigation. The Sands now believes its differences with ReTRAC will be settled soon and suspended its preparation for a hearing.

The following table highlights our various sources of revenues and expenses as compared to the prior year for the Sands.

(dollars in thousands)	Year ended June 30, 2005	Percent change	Year ended June 30, 2004
Gaming revenues	$21,165	-5.2%	$22,326
Gaming expenses	$9,944	-0.8%	$10,029
Expense margin	47.0%		44.9%

Lodging revenues	$8,460	-6.4%	$9,038
Lodging expenses	$3,705	-5.4%	$3,918
Expense margin	43.8%		43.3%

Food and beverage revenues	$4,774	-4.8%	$5,017
Food and beverage expenses	$3,163	-3.1%	$3,266
Expense margin	66.3%		65.1%

Other revenues	$1,377	-10.0%	$1,530
Other expenses	$518	-5.5%	$548
Expense margin	37.6%		35.8%

Total net revenues	$32,127	-6.6%	$34,408
Total operating expenses	$30,042	-2.1%	$30,671
Expense margin	93.5%		89.1%

Maintenance and utilities	$3,610	4.5%	$3,454
Percent of net revenues	11.2%		10.0%

General and administrative	$5,590	-7.3%	$6,030
Percent of net revenues	17.4%		17.5%

GOLD RANCH CASINO AND RV RESORT.    For the year ended June 30, 2005, Gold Ranch had net revenues of $24.3 million, compared to $23.8 million for the year ended June 30, 2004. This increase was attributable to the increase in the retail price of gasoline. The average retail price of a gallon of gasoline was $2.16 for fiscal 2005 compared to $1.85 for fiscal 2004. Gasoline gallons sold declined by 825,000, or 10.8%, as competitive gasoline pricing on the I-80 corridor in California did not permit Gold Ranch the ability to sell gasoline as cheaply as its California competitors and maintain an acceptable gross margin. Further, new taxes imposed by the Nevada legislature which became effective in 2004 included tax hikes for tobacco and alcohol. For tobacco products in particular, Nevada had enjoyed a competitive advantage over California with respect to excise taxes. This advantage closed substantially with the new Nevada taxes and tobacco sales dropped by $197,000, or 29.2%, in the year-over-year comparison.

Gaming revenue for Gold Ranch is comprised of slot machine revenue and, to a lesser degree, revenue from a California lottery ticket station. Gaming revenue decreased from $5.8 million for the year ended June 30, 2004 to $5.4 million in the year ended June 30, 2005, a decrease of 6.6%. Management believes the decrease was due in part to the decrease in the number of customers drawn by comparatively inexpensive gasoline and tobacco products. In February 2005, an $865,000 slot marketing and ticketing system was installed. Management believes this capital investment is strategically important to transform Gold Ranch from a fuel and convenience store with gaming to a casino with amenities, which attract locals and travelers alike. Gold Ranch’s income from operations declined from $1.8 million in the year ended June 30, 2004 to $1.3 million, or 27.7%, in the year ended June 30, 2005. The principal reason for the decline was the revenue shortfall. Additionally, taxes and license fees increased as Gold Ranch and much of Verdi, Nevada was incorporated into the City of Reno on December 8, 2004. The anticipated annual impact of this change will be approximately $64,000 annually. Gold Ranch management supported the annexation by the City of Reno because of what municipal water and sewer, projected within the next few years, could mean for the growth of Gold Ranch and the surrounding area.

The following table highlights Gold Ranch’s sources of revenues and expenses for the:

(dollars in thousands)	Year ended June 30, 2005	Percent change	Year ended June 30, 2004
Gaming revenues	$5,390	-6.6%	$5,771
Gaming expenses	$2,043	-8.9%	$2,243
Expense margin	37.9%		38.9%

Lodging revenues	$471	-7.7%	$510
Lodging expenses	$186	-3.7%	$193
Expense margin	39.5%		37.9%

Food and beverage revenues	$1,682	2.5%	$1,641
Food and beverage expenses	$1,147	0.8%	$1,138
Expense margin	68.2%		69.3%

Fuel and convenience store revenues	$17,171	5.7%	$16,245
Fuel and convenience store expenses	$16,425	6.6%	$15,411
Expense margin	95.7%		94.9%

Total net revenues	$24,334	2.2%	$23,802
Total operating expenses	$23,006	4.7%	$21,966
Expense margin	94.5%		92.3%

Maintenance and utilities	$690	1.5%	$680
Percent of net revenues	2.8%		2.9%

General and administrative	$1,893	20.2%	$1,575
Percent of net revenues	7.8%		6.6%

RAIL CITY CASINO.    The Company acquired Rail City in May 2004. For the two months ended June 30, 2004, Rail City had net revenues of $4.1 million (approximately $68,000 per day). For the year ended June 30, 2005, Rail City had $24.7 million of net revenues (also approximately $68,000 per day). Rail City’s clientele is predominately from the greater Reno/Sparks area, and as such, is minimally affected by bowling or other special or community events, tourism, weather, and seasonality factors. Rail City had income from operations of $1.0 million for the two months ended June 30, 2004 and an operating expense margin of 75.4%. In the year ended June 30, 2005, Rail City’s income from operations was $6.5 million and the expense margin improved to 73.7%.

Because of its location, capacity utilization, and other factors, the Company has determined that expansion of the facilities is necessary for significant revenue growth into the future and plans to expand approximately 23,500 square feet to the current facility, adding capacity to all revenue centers. The Company is hopeful of an early calendar 2006 groundbreaking, but our expansion plans are contingent on our ability to acquire a parcel of land from the State of Nevada which is currently leased by Rail City. The following table highlights Rail City’s sources of revenues and expenses for the:

(dollars in thousands)	Year ended June 30, 2005	Year ended June 30, 2004
Gaming revenues	$22,279	$3,700
Gaming expenses	$8,215	$1,397
Expense margin	36.9%	37.8%

Food and beverage revenues	$5,101	$879
Food and beverage expenses	$3,228	$531
Expense margin	63.3%	60.4%

Total net revenues	$24,679	$4,139
Total operating expenses	$18,198	$3,119
Expense margin	73.7%	75.4%

Maintenance and utilities	$1,358	$219
Percent of net revenues	5.5%	5.3%

General and administrative	$3,221	$647
Percent of net revenues	13.0%	15.6%

CORPORATE COSTS.    Corporate costs were redefined at the beginning of the current fiscal year and now include the salaries and benefits of corporate officers, directors, and other corporate level management, in addition to public company reporting costs, and public company related legal and accounting fees. Reclassifications of costs have been made to the prior year for comparison purposes. Corporate operating costs were $2.0 million for the year ended June 30, 2005, compared to $1.7 million for the year ended June 30, 2004. The increases in corporate costs were primarily the result of $375,000 of costs directly attributable to fees to outside professionals retained to assist in compliance with the new internal control requirements of the Sarbanes-Oxley Act of 2002 (“SOX”), specifically SOX section 404. The Company has determined itself to be a non-accelerated filer, and as such is subject to new rules, which provide that the date we need to be fully SOX 404 compliant be extended to June 30, 2008. The Company has taken the opportunity to scale back the resources projected to be needed from outside consultants and anticipates more compliance work to be performed in-house. The full amount which will need to be appropriated on SOX 404 to attain compliance is not specifically known, but future costs are anticipated to be material.

INTEREST EXPENSE.    Interest expense was $2.2 million for the year ended June 30, 2005, compared to $1.2 million for the year ended June 30, 2004. The increase was due to a higher average debt balance in fiscal 2005 resulting from our acquisition of Rail City in May 2004.

Results of Operations—Comparison of fiscal 2004 to fiscal 2003

CONSOLIDATED RESULTS.    For the year ended June 30, 2004, the Company’s net operating revenues increased from $55.7 million to $62.3 million, or 12.0%, from the year ended June 30, 2003. Without the two month results of Rail City, which was acquired May 1, 2004, net revenues would have increased from $55.7 million in fiscal 2003 to $58.2 million, or 4.5%, in fiscal 2004. The Sands’ net operating revenues were $34.4 million for fiscal 2004, compared to $33.5 million in fiscal 2003, a 2.7% increase. The Sands benefited from an unusually strong winter and early spring, which is typically a very slow season. Gold Ranch had net operating revenues of $23.8 million in fiscal 2004, compared to $22.2 million in fiscal 2003, a 7.2% increase. This increase resulted from higher gasoline prices at the high volume fuel and convenience store. Rail City’s net revenues were $4.1 million for two months of operations.

Our consolidated income from operations was $4.9 million for the year ended June 30, 2004, compared to $4.3 million for the year ended June 30, 2003. Income from operations for the Sands was just under $2.8 million in fiscal 2004 as compared to over $2.8 million in fiscal 2003. The Sands had a net operating revenue increase, but slightly lower income from operations due mainly to increased marketing expense designed to counter the effects of the ReTRAC project and the new Thunder Valley Casino in nearby Rocklin, California. Gold Ranch’s income from operations decreased to $1.5 million in fiscal 2004, compared to $1.8 million in fiscal 2003, lower primarily due to a $195,000 charge for impairment of its gasoline pumps. Rail City had income from operations of $1.0 million in its first two months of operations under the Company. Finally, corporate costs of the parent company amounted to $439,000, larger than the $324,000 operating expenses of the prior year, due to an allocation of corporate salaries and bonus expense precipitated by the purchase of Rail City.

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

Year-over-year comparisons were affected by large non-operating gains from the collection of a note receivable that was previously reserved. The following is consolidated pro forma net income information that is presented as if i) neither year realized these non-operating gains and ii) Rail City was acquired July 1, 2002, as presented in Note 1(a).

	For the years ended June 30,
(dollars in thousands):	2004	2003
Pro forma net income (as presented in Note 1(a))	8,231	3,717
Non-operating gain from collection on previously reserved note receivable	(4,393)	(413)
Additional tax benefit associated with non-operating gain	(78)	—

Pro forma net income	3,760	3,304

Pro forma earnings per share
Basic	0.72	0.67
Diluted	0.68	0.64

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

Despite an increase in net revenues at the Sands, income from operations decreased $64,000, or 2.2%, from fiscal 2003 to fiscal 2004, due to a variety of factors, including increased marketing costs to combat the negative effects of both the ReTRAC project and the new competition from California casinos. Further, the wholesale prices for meat used in the restaurants was markedly higher, the 2003 Nevada legislature enacted new taxes which increased operating costs over $90,000, and finally, depreciation costs were higher due to the first full year of amortization of two large projects completed in fiscal 2003: (i) the hotel guest rooms remodel and (ii) the slot machine player tracking system upgrade.

The following table highlights our various sources of revenues and expenses as compared to the prior year for the Sands. (dollars in thousands)

	Year ended June 30, 2004	Percent change	Year ended June 30, 2003
Gaming revenues	$22,326	4.0%	$21,471
Gaming expenses	$10,029	3.2%	$9,715
Expense margin	44.9%		45.2%

Lodging revenues	$9,038	6.1%	$8,515
Lodging expenses	$3,918	-1.7%	$3,984
Expense margin	43.3%		46.8%

Food and beverage revenues	$5,017	-2.8%	$5,162
Food and beverage expenses	$3,266	6.6%	$3,065
Expense margin	65.1%		59.4%

Other revenues	$1,530	1.1%	$1,513
Other expenses	$548	-1.3%	$556
Expense margin	35.8%		36.7%

Total net revenues	$34,408	2.7%	33,494
Total operating expenses	$30,671	3.2%	30,651
Expense margin	91.9%		91.5%

Maintenance and utilities	$3,454	-1.6%	$3,508
Percent of net revenues	10.0%		10.5%

General and administrative	$6,030	4.9%	$6,664
Percent of net revenues	20.3%		19.9%

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

Gaming revenue for Gold Ranch is comprised of slot machine revenue and, to a lesser degree, revenue from a California lottery ticket station. Gaming revenue increased from $5.7 million for the year ended June 30, 2003 to $5.8 million for the year ended June 30, 2004. Management believes the substantially flat results were due, in part, to the decrease in the number of customers drawn by inexpensive gasoline and to competition from casinos in Northern California. Further, gaming revenues were negatively impacted by a lower than theoretical hold percentage on its slot machines. Hold percentage is the percentage the house “wins”, which is compared to total dollars played. Management believes the excessively low-hold problem of its slot machines was isolated in nature and has taken corrective action.

Gold Ranch’s income from operations for the year ended June 30, 2004 declined from the year ended June 30, 2003 by $229,000, or 12.9%. The primary reason for the decline was a non-cash charge of $195,000 taken on its gasoline pumps. Further, management believes that the intermittently malfunctioning pumps may have contributed to the gallons sold shortfall. Other items contributing to Gold Ranch’s decrease in income from operations include higher meat prices in its restaurant, new taxes enacted by the 2003 Nevada legislature, which became effective mid year and among other things, increased the Nevada tax on cigarettes and negatively impacted convenience store volume and gross margins.

The following table highlights Gold Ranch’s sources of revenues and expenses for the:

(dollars in thousands)	Year ended June 30, 2004	Percent change	Year ended June 30, 2003
Gaming revenues	$5,771	1.0%	$5,713
Gaming expenses	$2,243	8.6%	$2,065
Expense margin	38.9%		36.1%

Lodging revenues	$510	40.8%	$362
Lodging expenses	$193	18.6%	$163
Expense margin	37.9%		45.0%

Food and beverage revenues	$1,641	0.5%	$1,633
Food and beverage expenses	$1,138	13.7%	$1,001
Expense margin	69.3%		61.3%

Fuel and convenience store revenues	$16,245	9.6%	$14,817
Fuel and convenience store expenses	$15,411	9.7%	$14,045
Expense margin	94.9%		94.8%

Total net revenues	$23,802	7.3%	22,189
Total operating expenses	$21,966	9.0%	20,415
Expense margin	92.3%		92.0%

Maintenance and utilities	$680	-1.9%	$693
Percent of net revenues	2.9%		3.1%

General and administrative	$1,575	-8.0%	$2,029
Percent of net revenues	6.6%		9.0%

RAIL CITY CASINO.    The Company acquired Rail City in May 2004. For the two months ended June 30, 2004, Rail City had $3.7 million of gaming revenues during the spring/summer season, which in contrast to the Company’s other properties, is historically a slightly softer season than the winter months. Rail City’s other material revenue center is food and beverage, which is comprised of one high volume restaurant and bar. Food and beverage revenues were $879,000 for the two months.

Rail City had income from operations of $1.0 million for the two months ended June 30, 2004 and an operating expense margin of 75.4%. The following table highlights Rail City’s sources of revenues and expenses for the:

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

CORPORATE COSTS.    Historically, corporate costs of the parent company included primarily public company reporting costs, related legal and accounting fees and directors fees and related expenses. Corporate costs were $439,000 in the year ended June 30, 2004, compared to $324,000 in the year ended June 30, 2003. As of the beginning of fiscal 2005, in light of recent growth, the Company redefined corporate costs to include and the salaries, taxes and benefits of certain executives and management. Reclassifications for comparison purposes were made to segment information retrospectively in fiscal 2004, which increased corporate costs by $1.2 million, decreased subsidiary general and administrative expenses by the same amount, and did not have an effect on the Company’s consolidated financial statements.

INTEREST EXPENSE.    Interest expense was almost $1.2 million for the year ended June 30, 2004, compared to slightly more than $1.2 million in the year ended June 30, 2003. The decrease resulted despite our acceleration of the expensing of loan fees from our previous bank debt, which was refinanced in May 2004. We account for the amortization of loan fees within our interest expense and those fees were $231,000 greater in 2004 than the prior year. Throughout fiscal 2004, the Company continued its policy to pay down its long-term line of credit with any available cash. This was accelerated by a $4.4 million settlement we received on a fully-reserved note receivable we held in connection with the December 1998 sale of the Copa Casino. On May 1, 2004, we increased our bank debt from $2.4 million to approximately $42.9 million to fund the Rail City acquisition.

GAIN ON PREVIOUSLY RESERVED NOTE RECEIVABLE.    On November 13, 2003, we reached an agreement with Gulfside Casino Partnership (d/b/a the Copa Casino in Gulfport, Mississippi), regarding a final settlement of amounts owed to the Company pursuant to a non-interest bearing promissory note issued to the Company in connection with its December 1998 sale of its interest in the Copa Casino. The terms of the note required a monthly payment to the Company in an amount equal to the greater of $15,000 or 2% of the Copa Casino’s gross gaming revenues (4% beginning July 2004) until the note was paid in full. At the time of the settlement, the unpaid balance of the note was $5.0 million. On November 28, 2003, the Company received an approximately $4.0 million cash payment as final settlement under the note. The Company had not previously recognized a gain on the settlement amount due primarily to the Company’s uncertainty of the Copa’s current management’s ability to obtain long-term financing, as well as competitive, legal, financial, environmental and various other risks facing the casino. As a result, in December 2003, the Company recognized a gain for the full settlement amount of $4.0 million plus debt service payments of $387,000 made during the period.

FEDERAL INCOME TAX—EFFECTIVE RATE.    The Company’s effective tax rate of 14.3% varies significantly from the statutory rate due to circumstances involving the Company’s 1998 sale of the Copa Casino. At the time of the Copa Casino’s sale, the Company’s tax basis in the Copa Casino was $7.3 million and its financial basis was $2.7 million. The sales price included a note for $8.0 million and $500,000 in cash. The $8.5 million proceeds from the sale was recognized for tax purposes and a $1.2 million tax gain was recorded. No gain was recognized for financial statement purposes at the time of the sale. A deferred tax asset was recognized for $1.9 million with a related valuation allowance of $1.5 million. The valuation allowance was recorded due to the uncertainty of receiving any future payments in relation to the sale. In fiscal 2003, payments were received, which reduced the net deferred tax asset to $270,000. In fiscal 2004, a payment of $4.0 million was received in a negotiated settlement of the note. In addition, the remaining $1.0 million due was written off as bad debt for tax purposes, as this was previously recorded as part of the tax gain in 1998. Accordingly, the valuation allowance was reversed, the deferred tax asset was utilized, and the overall tax rate was reduced as a result of this transaction.

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

Additionally, the Company acquired locals’ casinos, Rail City in May 2004, and the Dayton Depot in September 2005, which historically experience no seasonality or even a mildly reverse seasonality; that is, a slightly higher than average demand during the winter months. Despite these acquisitions, management anticipates that the trend of experiencing lower operating margins and revenues in the winter months of each fiscal year may diminish somewhat, but should continue.

Capital Resources and Liquidity

At June 30, 2005, our cash and cash equivalents were $3.3 million, a decrease from $5.4 million as of June 30, 2004. We had negative working capital of $1.8 million at June 30, 2005. The decrease in cash and the negative working capital is consistent with our policy to use any available cash not immediately needed in operations to pay down our line of credit and minimize interest expense. At June 30, 2005, we had a loan balance of $19.5 million and $18.6 million available under our revolving credit facility.

Cash flow from operations provided $10.2 million during the year ended June 30, 2005, compared to $9.2 million for the year ended June 30, 2004. The increase was due to incremental cash generated by Rail City, which had a full twelve months of operations during the period, but only two months of operations during the prior year. Investing activities accounted for a $4.8 million use of cash for the current fiscal year, compared with $33.7 million used for investing activities in the prior year. The large difference is due to the Company’s acquisition of Rail City in May of the prior year.

We generated total gross proceeds of $9.3 million ($8.6 million, net) from the issuance of Company stock. Of the total proceeds, $9.2 million was realized when the Company completed a sale of 1,120,000 shares of its common stock to institutional investors in November 2004. All cash generated from the issuance of Company stock, as well as cash generated from other activities, was used to pay down the Company’s line of credit. A total of $16.1 million of debt was paid down during the year ended June 30, 2005. Refer to the consolidated financial statements—Note 11, for a more complete description of these transactions.

Our bank term loan and revolving credit facility, requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at June 30, 2005.

During fiscal 2005, we had capital expenditures of $4.6 million of which $2.4 million of which was for new slot machines and slot product. During the year we began what is anticipated to be a $3.0 million casino renovation of its Sands property. The casino floor and other common areas are being refurbished. Sands management estimates the project to be approximately 40% complete as of June 30, 2005. Additionally at Gold Ranch, during the most recent fiscal year, we installed a new slot machine ticketing and marketing system, and replaced the gas pumps. We are also pursuing expansion opportunities at Rail City. Pending the successful acquisition of land that is currently leased by Rail City and successfully obtaining necessary licenses and permits, we have plans to add capacity to all revenue centers of the facility. The preliminary estimate for this project is $8.5 million. Further, the Company continues to actively pursue other gaming opportunities in this jurisdiction and others.

On September 1, 2005, the Company completed its previously announced plans to purchase the Depot Casino and Red Hawk Sports Bar in Dayton, Nevada. The final purchase price is expected to be approximately $10.5 million, $9.8 million in cash and approximately $700,000 in Company stock. The Company has immediate plans to appropriate approximately $2.0 million for slot equipment and minor remodeling to enhance these casinos’ competitiveness in the Dayton Valley/Carson City area.

Effective with the acquisition of the Dayton casinos, the Company has an amended and restated credit facility (consolidated financial statements—Note 13). Immediately before the Company’s acquisition of the

Depot Casino, our debt balance under our credit facility was $19.5 million. After the acquisition, the debt balance on our amended and restated credit facility increased to $29.5 million; however, we still have credit lines available of $17.5 million.

The Company believes that its cash funds, cash generated from operations, and available borrowing capacity is sufficient to fund its operations and meet current debt obligations, and fulfill its capital expenditure plans for the next twelve months. We are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing or delaying planned capital expenditures, selling assets, restructuring debt, or obtaining additional debt or equity capital.

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of June 30, 2005.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long term debt	$19,941,792	$2,197,862	$9,170,121	$8,573,809	$—
Interest on long-term debt (1)	10,876,602	2,820,950	4,714,333	3,341,319	—
Operating leases (2)	3,977,083	575,000	1,150,000	1,150,000	1,102,083
Other (3)	1,305,092	188,688	377,376	377,376	361,652

	$36,100,569	$5,782,500	$15,411,830	$13,442,504	$1,463,735

(1)	Interest is calculated by assuming the Company keeps its line of credit fully advanced and the table assumes a weighted average interest rate of 7.5% until maturity. All long-term debt matures within 5 years.
(2)	Represents contractual lease obligations to Prospector Gaming Enterprises (“PGE”) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without major expansion of the gaming facilities. Rent expense was $575,000 for fiscal 2005, 2004, and 2003.
(3)	Represents management fees due to PGE in connection with the RV park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates.

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

If we lose our key personnel, our business could be materially adversely affected.

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

If the State of Nevada or local municipalities increase gaming taxes and fees, our results of operations could be adversely affected.

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

Recently issued standards, rules and regulations of governing agencies and bodies could result in material increases in our corporate expense which could adversely affect our financial results.

We keep abreast of new generally acceptable accounting principles and rules and regulations issued or adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the NASDAQ and other standard setting agencies. These principles, rules and regulations often require us to expend funds in order to meet additional requirements. As a result, our expenses could materially increase, which could adversely affect our financial results. Recently issued accounting standards affecting our financial results are described in Note 1 to our consolidated financial statements.

Our substantial indebtedness after recent acquisitions could adversely affect our operations and financial results.

With our recent amended and restated credit agreement and the Company’s recent acquisitions, we now have a bank credit facility, which, fully extended, amounts to $47.0 million. We expect to incur additional indebtedness as a result of our planned casino acquisitions and other projects, which could result in overall indebtedness of the Company to increase to $50 million, or beyond, in the next 12 months. The increased levels of debt could, among other things:

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

We may be unable to successfully integrate the operations of our recent and future acquisitions and/or experience significant charges to earnings as a result of the acquisition that may adversely affect our stock price and financial condition.

The future success of the Company’s acquisitions will depend on a number of factors, including the successful integration of the newly acquired operations with existing operations. Potential difficulties of combining the operations of acquirees with that of the Company include, among others:

•	retaining key employees;

•	consolidating administrative infrastructures;

•	coordinating sales and marketing functions; and

•	minimizing the diversion of management’s attention from ongoing business concerns.

Even if the Company is able to integrate its acquisitions successfully, this integration may not result in the realization of the full benefits and growth opportunities that we expect or these benefits may not be achieved within the anticipated time frame.

In addition, as a result of the recent acquisitions we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs or closure costs. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs. Charges that we may incur in connection with acquisition could adversely affect our results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With the amended and restated Credit Agreement executed in September 2005, in conjunction the with the acquisition of the Depot in Dayton, the Company has substantial variable interest rate debt. Assuming the credit facilities are fully advanced, a one percent increase in interest rates would result in an increase in interest expense of approximately $470,000 annually.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Sands Regent:

We have audited the accompanying consolidated balance sheets of The Sands Regent and subsidiaries (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the consolidated financial statement schedule listed in the Index as Item 15(a)(2). These financial statements and financial statements schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Sands Regent and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada

September 28, 2005

THE SANDS REGENT

CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$3,271,865	$5,443,278
Accounts receivable, net of allowance of $19,000 and $32,000	580,571	713,868
Inventories	691,856	774,680
Prepaid expenses and other assets	1,804,805	2,014,367

Total current assets	6,349,097	8,946,193

Property and equipment
Land	10,006,806	10,006,806
Buildings and improvements	43,597,647	42,823,166
Equipment, furniture and fixtures	27,263,690	24,633,667
Leasehold improvements	177,821	21,482
Construction in progress	853,949	387,191

	81,899,913	77,872,312
Less accumulated depreciation and amortization	42,992,004	37,992,913

Property and equipment, net	38,907,909	39,879,399

Other assets
Goodwill	28,642,346	28,673,776
Other intangibles	12,425,561	13,011,079
Other	1,202,390	1,082,715

Total other assets	42,270,297	42,767,570

Total assets	$87,527,303	$91,593,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,578,357	$3,380,581
Accrued salaries, wages and benefits	1,884,405	2,383,778
Other accrued expenses	397,797	465,023
Federal income tax payable	774,004	768,351
Deferred federal income tax liability	338,208	258,279
Current maturities of long-term debt	2,197,862	3,143,570

Total current liabilities	8,170,633	10,399,582
Long-term debt	17,743,930	33,799,369
Deferred federal income tax liability	2,209,174	1,851,852

Total liabilities	28,123,737	46,050,803

Common stock, $.10 par value, 20,000,000 shares authorized, 9,376,766 and 8,049,555 shares issued	937,676	804,955
Additional paid-in capital	26,937,768	17,018,350
Retained earnings	53,886,584	50,077,516

	81,762,028	67,900,821
Treasury stock, at cost; 2,403,000 shares	(22,358,462)	(22,358,462)

Total stockholders’ equity	59,403,566	45,542,359

Total liabilities and stockholders’ equity	$87,527,303	$91,593,162

See notes to consolidated financial statements.

THE SANDS REGENT

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended June 30,
	2005	2004	2003
REVENUES
Gaming	$48,834,306	$31,796,169	$27,206,965
Lodging	8,930,743	9,548,392	8,877,706
Food and beverage	11,557,304	7,537,243	6,794,931
Fuel and convenience store	17,170,787	16,244,986	14,817,055
Other	1,902,226	1,730,932	1,639,797

	88,395,366	66,857,722	59,336,454
Less promotional allowances	7,263,628	4,509,028	3,653,113

Net revenues	81,131,738	62,348,694	55,683,341

OPERATING EXPENSES
Gaming	20,201,593	13,669,243	11,802,973
Lodging	3,891,450	4,111,157	4,146,725
Food and beverage	7,537,887	4,934,459	4,065,562
Fuel and convenience store	16,424,882	15,411,128	14,045,138
Other	607,310	598,112	582,306
Maintenance and utilities	5,657,705	4,352,631	4,200,830
General and administrative	12,741,883	9,940,803	9,017,587
Depreciation and amortization	6,221,426	4,427,227	3,529,802

	73,284,136	57,444,760	51,390,923

INCOME FROM OPERATIONS	7,847,602	4,903,934	4,292,418

OTHER INCOME (EXPENSE)
Interest and other income	859	162	8,205
Interest and amortization of loan fees	(2,238,374)	(1,157,861)	(1,215,971)
Insurance settlement (payment)	200,000	—	(547,205)
Loss on abandonment of new projects	(11,062)	(48,473)	(58,798)
Loss on disposition of property and equipment	(62,297)	(46,627)	(81,221)
Collections on previously reserved note receivable	—	4,393,403	413,021

	(2,110,874)	3,140,604	(1,481,969)

INCOME BEFORE INCOME TAX PROVISION	5,736,728	8,044,538	2,810,449
INCOME TAX PROVISION	(1,927,660)	(1,153,712)	(942,056)

NET INCOME	$3,809,068	$6,890,826	$1,868,393

NET INCOME PER SHARE
BASIC	$0.59	$1.32	$0.38
DILUTED	$0.55	$1.24	$0.36
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	6,470,633	5,206,321	4,930,713
DILUTED	6,956,796	5,558,834	5,198,915

See notes to consolidated financial statements.

THE SANDS REGENT

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2005	2004	2003
Operating Activities
Net income	3,809,068	6,890,826	$1,868,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,221,426	4,427,227	3,529,802
Amortization of debt discount	312,968	—	—
Loss on disposition of property and equipment	62,297	46,627	81,221
Collections on previously reserved note receivable	—	(4,393,403)	(413,021)
Tax benefit from stock option exercises	247,755	—	—
(Increase) decrease in accounts receivable	133,297	(21,695)	(157,813)
(Increase) decrease in inventories	82,824	(66,087)	78,773
(Increase) decrease in prepaid expenses and other current assets	209,562	(234,410)	5,965
(Increase) decrease in other assets	(274,679)	284,652	3,715
Increase (decrease) in accounts payable	(471,657)	131,662	613,320
Increase (decrease) in accrued salaries, wages, and benefits	(499,373)	428,743	616,099
Increase (decrease) in other accrued expenses	(67,226)	173,650	13,877
Change in federal income tax payable/receivable	5,653	1,379,575	(242,190)
Change in deferred federal income tax	437,251	157,141	684,246

Net cash provided by operating activities (net of effect of the acquisition of subsidiaries)	10,209,166	9,204,508	6,682,387

Investing Activities
Sales and maturities of short-term investments	—	—	20,000
Payments received on note receivable	—	4,393,403	736,996
Net cash paid for wholly owned subsidiary	—	(36,039,196)	—
Investment in property and equipment	(4,897,118)	(2,291,433)	(2,751,416)
Proceeds from sale of assets	67,052	196,733	44,500

Net cash used in investing activities	(4,830,066)	(33,740,493)	(1,949,920)

Financing Activities
Issuance of long-term debt	—	44,549,000	—
Payments associated with issuance of long-term debt in acquisition	(40,782)	(818,170)	—
Payments associated with refinancing of long-term debt	—	(158,801)	—
Principal payments on long-term debt	(16,151,667)	(20,678,709)	(6,449,311)
Issuance of Company common stock	9,309,512	3,120,650	54,173
Payments associated with the issuance of common stock	(667,576)	—	—

Net cash provided by (used in) financing activities	(7,550,513)	26,013,970	(6,395,138)

Increase (decrease) in cash and cash equivalents	(2,171,413)	1,477,985	(1,662,671)
Cash and cash equivalents, beginning of year	5,443,278	3,965,293	5,627,964

Cash and cash equivalents, end of year	3,271,865	5,443,278	$3,965,293

Supplemental cash flow information:
Interest paid, net of amount capitalized	$1,783,523	$894,308	$1,186,124
Federal income taxes paid (received)	$1,237,000	$(375,000)	$750,000
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired by accounts payable	$289,785	$295,386	$181,006
Debt to equity conversion	$849,480	$—	$—
Fair value of assets acquired and liabilities assumed in business combinations:
Current assets other than cash		$621,926
Property and equipment		6,657,448
Other long-term assets		—
Intangibles		29,423,520
Accounts payable		(663,698)
Common stock issued		—

Cash paid net of cash acquired		$36,039,196

See notes to consolidated financial statements.

THE SANDS REGENT

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 30, 2005, 2004, and 2003

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balances, July 1, 2002	7,325,805	$732,580	$13,915,901	$41,318,297	2,403,000	$(22,358,462)	$33,608,316

Net income				1,868,393			1,868,393
Issuance of Company common stock—stock options exercised	31,250	3,125	51,048				54,173

Balances, June 30, 2003	7,357,055	735,705	13,966,949	43,186,690	2,403,000	(22,358,462)	35,530,882

Net income				6,890,826			6,890,826
Issuance of Company common stock—stock options exercised	192,500	19,250	315,067				334,317
Issuance of Company common stock to private investor	500,000	50,000	2,391,106				2,441,106
Issuance of warrant to purchase Company common stock			345,228				345,228

Balances, June 30, 2004	8,049,555	804,955	17,018,350	50,077,516	2,403,000	(22,358,462)	45,542,359

Net income				3,809,068			3,809,068
Discount on convertible debt and warrant to purchase Company common stock			62,452				62,452
Issuance of Company common stock in debt to equity conversion	168,711	16,871	1,083,126				1,099,997
Issuance of Company common stock—stock options exercised	38,500	3,850	65,660				69,510
Issuance of Company common stock to private investors	1,120,000	112,000	6,847,164				6,959,164
Issuance of warrant to purchase Company common stock			1,613,261				1,613,261
Disqualifying dispositions of incentive stock options			247,755				247,755

Balances, June 30, 2005	9,376,766	$937,676	$26,937,768	$53,886,584	2,403,000	$(22,358,462)	$59,403,566

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

Zante owns and operates the Sands Regency Casino/Hotel (“Sands”) in downtown Reno, Nevada, and a small slot machine route, Pericles Distributing, which operates in the greater Reno area. In December 2001, the Company formed Last Chance, which acquired the Gold Ranch Casino and RV Resort in Verdi, Nevada, and California Prospectors, Ltd. (“California Prospectors”), a Nevada limited liability company, which operates a California lottery station. Together, Last Chance and California Prospectors are presented as “Gold Ranch”.

On May 1, 2004, the Company acquired 100% of the common stock of Plantation, which operates the Rail City Casino (“Rail City”) in Sparks, Nevada. The year ended June 30, 2004 includes two months of Rail City operations, whereas the year ended June 30, 2005 has a full 12 months of operations presented.

On March 31, 2005, the Company formed Dayton Gaming, Inc. for the purpose of acquiring the assets of the Depot Casino and Red Hawk Sports Bar (together, the “Dayton Depot”) in Dayton, Nevada. On September 1, 2005, the Company completed the acquisition and, accordingly, results of operations for the Depot will first be included in the Company’s Consolidated Financial Statements in the first quarter of fiscal 2006.

All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with SFAS 131—“Business Segments and Related Information”, the Company segments some financial and operational information geographically, specifically, by major property- Sands, Gold Ranch, and Rail City (see Note 10—Business Segments).

Year-over-year comparisons are affected by the May 1, 2004 acquisition of Rail City and the following is consolidated pro forma financial information that is presented as if the acquisition was completed July 1, 2002.

	For the years ended June 30,
(dollars in thousands):	2005	2004	2003
Net revenues as reported	$81,132	$62,349	$55,683
Pro forma Rail City revenues July 2003—April 2004 (10 months)	—	20,841	—
Pro forma Rail City revenues July 2002—June 2003 (12 months)	—	—	20,529

Pro forma net revenues	81,132	83,190	76,212

Net income as reported	3,809	6,891	1,868
Pro forma Rail City net income July 2003—April 2004 (10 months)	—	1,340	—
Pro forma Rail City net income July 2002—June 2003 (12 months)	—	—	1,849

Pro forma net income	$3,809	$8,231	$3,717

Pro forma earnings per share
Basic	$0.59	$1.58	$0.75
Diluted	$0.55	$1.48	$0.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This pro forma consolidated financial information is unaudited. In the opinion of management, all adjustments and normally recurring accruals necessary to present fairly the financial condition of the Company as of June 30, 2005, 2004, and 2003 have been included.

(b)	Nature of operations

The Company owns Nevada style casinos, a slot route and a California lottery station in the greater Reno, Nevada area and defines itself as a “Gaming and Entertainment” company. The Company also has significant gaming support facilities, including an 833 room hotel, multiple food and beverage venues, a 105 space RV Park, a high-volume gas station, a convenience store, as well as other ancillary services.

Gaming operations are subject to extensive regulation by the authorities in Nevada. Additionally, the State of California regulates the lottery operations at Gold Ranch. Management believes that the Company’s procedures for supervising gaming operations and recording casino and other revenues comply in all material respects with the applicable regulations.

(c)	Operating revenues

Gaming revenue represents the Company win from gaming activities, which is the net of gaming wins and losses. Additionally, net win is reduced by a provision for anticipated payouts on progressive jackpots and on slot participation payments due third-parties. The majority of gaming revenue is in the form of cash and therefore is not subject to any significant or complex revenue estimation or realization procedures. Lodging and Food and Beverage revenues include the estimated retail value of rooms, food, and beverage provided to customers on a complimentary basis. These amounts are then deducted as promotional allowances to arrive at net revenues. The estimated cost of providing these promotional allowances were charged to Gaming expense as follows:

	For the years ended June 30,
	2005	2004	2003
Lodging	$643,108	$505,849	$539,346
Food and beverage	3,767,970	1,982,733	1,582,096
Other	—	—	9,192

	$4,411,078	$2,488,582	$2,130,634

Other operating revenue is comprised of casino/hotel ancillary services and other operating expenses are the expenses associated with those revenues. The revenues and operating expenses for the gas station and convenience store at Gold Ranch have a separate category-Fuel and convenience store.

(d)	Cash and cash equivalents

Cash equivalents have an original maturity of three months or less, and are carried at cost, which approximates market.

(e)	Inventories

Inventories consist primarily of food, beverage, gasoline, and operating supplies and are stated at the lower of cost (determined on an average cost basis) or market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f)	Property and equipment

Property and equipment are stated at cost. Depreciation and amortization is computed primarily by the straight-line method over the estimated useful lives of the assets. These lives range between 5 to 35 years for buildings and improvements and 1 to 20 years for equipment, furniture, and fixtures. Leasehold improvements are amortized over their estimated useful life or the life of the lease, whichever is shorter. Assets sold or otherwise disposed of are removed from the property accounts and the resulting gains or losses are included in income.

(g)	Capitalized interest

Interest associated with major construction projects is capitalized when debt is incurred specifically for a project, using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. Capitalized interest was not a material amount for the three year period presented.

(h)	Debt issuance costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the debt instrument. Unamortized debt issuance costs are included in other assets on the balance sheet.

(i)	Self-insurance accrued liability

The Company is self-insured for various levels of general liability, worker’s compensation, and employee dental insurance. Insurance claims and reserves include estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, the Company makes judgments based on historical claims experience, accident frequency, severity, and the experience of industry agents, administrators, and others, as appropriate. Actual self-insurance liabilities have not differed materially from accrued estimated amounts for the years presented.

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

In the year ended June 30, 2003, the Company incurred $547,000 in legal fees and settlement costs associated with a personal injury claim, which arose out of an April 2000 incident. The Company had maintained general liability insurance to protect itself from claims in excess of a contracted deductible. However, subsequent to the incident which resulted in the claim, the Company was informed that the insurance carrier during the period, Legion Indemnity, had become insolvent and was not expected to make any payment to the claimant or the Company. In July 2003, the Company settled with the claimant and sought recovery of its loss from the Company’s insurance broker at the time. In October 2004, we settled with our insurance broker for $200,000, net of attorney’s fees.

(k)	Customer reward program accrued liability

The Company has in place a rewards system based on customer gaming play. Rewards are redeemable for complimentary hotel rooms, food, beverage, merchandise, and in many cases, cash. A significant amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible assets consist of trademarks/trade names, customer database(s), grandfathered gaming license(s), a below-market land lease, and goodwill. Goodwill and other intangibles are reviewed annually for impairment and, if necessary, an impairment loss will be recorded. Refer to Note 3 for a more complete description of the Company’s goodwill and other intangibles.

(m)	Impairment of long-lived assets

Asset listings are maintained by the Company and are grouped by revenue center or by department. Revenues and certain direct costs can be linked to individual assets, but the lowest level for which identifiable cash flows can be determined that are largely independent of the cash flows of other assets and liabilities is at the property level. Therefore, whenever events or circumstances indicate that a property’s carrying amount may not be recoverable, its carrying value is compared to the anticipated current and projected cash flows of the asset, or group of assets, to determine if impairment has occurred. The Company does not believe that any events or circumstances have occurred that would require the realization or recognition of an impairment charge.

(n)	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash in bank accounts with balances, at times, in excess of federally insured limits. The Company has not experienced losses in such accounts and believes it is not exposed to significant credit risk on its cash and cash equivalents.

(o)	Income taxes

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards “SFAS” No. 109—“Accounting for Income Taxes”. In accordance with SFAS No. 109, the asset and liability method of accounting for income taxes is utilized whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company has a March 31 tax year-end, however it intends to change its tax year end to June 30, the same as its financial year, as soon as administratively possible.

(p)	Fair value of financial instruments

The Company calculates the fair value of financial instruments and includes this additional information in the Company’s Notes to Consolidated Financial Statements when the fair value is different than the book value of those financial instruments. When fair value is equal to book value, no additional disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved. It is estimated that the carrying amounts of the Company’s financial instruments approximate fair value at June 30, 2005.

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

(r)	Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), replacing SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires the recognition of share-based compensation in the financial statements. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005 and will be adopted by the Company in its first quarter of fiscal 2006. The Company continues to evaluate its compensation practices, as well as other available valuation models for valuing stock options.

(s)	Stock option program

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. No stock-based compensation costs are reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plan, consistent with the method prescribed by “SFAS No. 123(R)”, using the Black-Scholes option pricing model with management’s assumptions disclosed, net income and income per share would have been changed to the pro forma amounts indicated below:

	For the years ended June 30,
	2005	2004	2003
Net income as reported	$3,809,068	$6,890,826	$1,868,393
Total stock-based employee compensation expense under the fair-value based method for awards, net of related income tax effects	(216,324)	(113,142)	(68,053)

Pro forma net income	$3,592,744	$6,777,684	$1,800,340

Basic earnings per share:
As reported	$0.59	$1.32	$0.38
Pro forma	0.56	1.30	0.37
Diluted earnings per share:
As reported	$0.55	$1.24	$0.36
Pro forma	0.52	1.22	0.35
Weighted average assumptions:
Expected stock price volatility	54.0%	100.0%	100.0%
Risk-free interest rate	2.8%	3.0%	2.8%
Expected option lives	5.0 years	2.4 years	2.5 years
Estimated fair value of options granted	$10.21	$3.56	$1.75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—PREFERRED SHARES

As of June 30, 2005 and 2004, the Company has authorized 5,000,000, $.10 par value preferred shares of which none were issued and outstanding.

NOTE 3—INTANGIBLES AND GOODWILL

Intangible Balances

	June 30, 2005			June 30, 2004
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer list/relationships	$1,190	$709	$481	$1,190	$110	$1,080
Under-market land lease	448	21	427	448	3	445

	1,638	730	908	1,638	113	1,525

Indefinite-lived intangible assets:
Grandfathered gaming license	7,205	—	7,205	7,205	—	7,205
Trademark/trade name	4,303	—	4,303	4,271	—	4,271
Other	10	—	10	10	—	10

	11,518	—	11,518	11,486	—	11,486

Total	$13,156	$730	$12,426	$13,124	$113	$13,011

Amortization of Intangibles

The expense associated with the amortization of intangibles was $617,000 for the year ended June 30, 2005 and $113,000 for the year ended June 30, 2004. The Company intends to purchase the land at Rail City that is subject to the under-market land lease. The annual amortization expense assuming the Company does not purchase the land subject to the under-market lease for the current and succeeding fiscal years is expected to be as follows:

(Dollars in thousands)
	Year ending June 30,	Amortization
	2006	285
	2007	137
	2008	71
	2009	42
	2010	28
	thereafter	345

Goodwill Changes and Balances by Segment

(Dollars in thousands)	Gold Ranch	Rail City	Total
Balance at June 30, 2003	$11,018	$—	$11,018
Adjustment	—	—	—
Balance at June 30, 2004	11,018	17,656	28,674
Adjustment	—	(32)	(32)

Balance at June 30, 2005	$11,018	$17,624	$28,642

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—GAIN ON NOTE RECEIVABLE

In December 1998, the Company sold its interest in the Copa Casino (“Copa”) in Gulfport, Mississippi. At the time the sale was recorded, we reserved approximately $5.6 million of the original $8.0 million note due to collectability concerns. In January 2003, we began receiving payments which exceeded the net amount of the receivable we had originally recorded. We settled our interest in the Copa in full on November 28, 2003, when the Company received a negotiated $4.0 million cash payment. In the year ended June 30, 2004, the Company recognized a total $4.4 million gain on final settlement of the Copa note. The settlement amount was not subject to income tax as the Company’s tax basis in the Copa was higher than the financial gain realized. Further, the Company took an additional $1.0 million write-down for tax purposes, which further reduced the federal income tax provision in fiscal 2004.

NOTE 5—LONG-TERM DEBT

	June 30,
	2005	2004

Amount outstanding under a Wells Fargo Bank syndicated, $20,000,000 term loan collateralized by substantially all property and equipment of Zante, Inc. and Plantation, Inc., as well as the furniture, fixtures, and equipment of Last Chance, Inc. The Company’s current book value of the security interest on the loan is approximately $40.0 million. Terms of this note require that the principal outstanding be reduced: to $12.5 million by June 2006, to $8.4 million by June 2007, and to $3.8 million by June 2008 (See Note 13). The note matures in May 2009 with all principal and interest under the note becoming due and payable. The note has a variable interest rate based on LIBOR and/or the U.S. Prime Index plus the applicable margin as defined in the agreement. The interest rate at June 30, 2005 was LIBOR plus 2% or Prime plus .5% and at June 30, 2004 was LIBOR plus 4% or Prime plus 2.5%. The weighted average interest rate was 5.38% at June 30, 2005 and at June 30, 2004. Also as terms of the note, any principal payment on subordinated debt must be matched equally by an additional principal payment on this term loan.

	$16,125,000	$19,250,000

Amount outstanding under a Wells Fargo Bank syndicated $22,000,000 revolving credit facility, collateralized by substantially all property and equipment of Zante, Inc. and Plantation, Inc.; as well as the furniture, fixtures, and equipment of Last Chance, Inc. Terms of this note require that the variable interest rate based on LIBOR and/or the U.S. Prime Index plus the applicable margin defined in the agreement. The interest rate at June 30, 2005 was LIBOR plus 2% or Prime plus .5% and at June 30, 2004 was LIBOR plus 4% or Prime plus 2.5%. The weighted average interest rate was 6.50% at June 30, 2005 and was 5.19% at June 30, 2004. This credit facility requires interest only payments and matures on May 1, 2009 with any unpaid interest or principal due and payable.

	3,375,000	15,500,000

Amount outstanding under a $880,000 unsecured subordinated note held by Wells Fargo Bank. The note was repaid in 2005.	—	880,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LONG-TERM DEBT (cont’d)

	June 30,
	2005	2004

Amounts outstanding on an original $1,604,000 convertible promissory note held by David R. Belding, an investor. The note has a security interest in the furniture, fixtures, and equipment of Last Chance, Inc. and is convertible into 246,012 shares of Company common stock, at a conversion price of $6.52 per share. The note bears a fixed interest rate of 7.5%, an effective rate of 9.6%, and requires no principal payment until maturity on March 25, 2007, at which time all principal and interest is due and payable unless extended at Mr. Belding’s option for up to two additional years. The amount outstanding is discounted by $94,712 at June 30, 2005, and by $345,228 at June 30, 2004, which represents the unamortized value of a warrant issued to Mr. Belding and the unamortized value of the premium on the Belding note. Mr. Belding had debt to equity conversions during the most recent year (refer to Note 11)

	409,292	1,258,772

Other	32,500	54,167

	19,941,792	36,942,939
Less current maturities	2,197,862	3,143,570

Long-term portion	$17,743,930	$33,799,369

The bank term loan and revolving credit facility (Credit Agreement), which totaled $42.0 million when entered into in May 2004, requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at June 30, 2005.

Long-term debt is payable as follows:

Year ending June 30,	Amount
2006	$3,646,667
2007	4,545,125
2008	4,625,000
2009	7,125,000

Total	$19,941,792

On September 1, 2005, we executed a restated and amended Credit Agreement, which increases the maximum loan amount to $47.0 million, resets the mandatory principal payment schedule, extends the maturity date when all amounts are due and payable to September 1, 2010 and revises the collateral agreement to add the real and personal property associated with the September 1, 2005 Dayton Depot acquisition, among other provisions. Current maturities of long term debt at June 30, 2005 reflect the refinancing as disclosed above.

NOTE 6—EQUITY INCENTIVE PLAN

The Company’s Equity Incentive Plan (the “Plan”) provides for the granting of incentive and non-qualified stock options as well as restricted stock, to executives, key employees, consultants, and independent directors. Previously, the stock option plan provided for the automatic grant of up to 25,000 options upon appointment of a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

new independent director, as well as options to purchase 7,500 shares to each independent director on each succeeding annual meeting date that such director continues to serve. The directors will continue to receive incentive shares in the form of restricted shares starting at the November 7, 2005 annual meeting, grant amounts are still being determined.

The Plan presently allows for the granting of options or restricted stock covering a maximum of 1,600,000 shares of the Company’s common stock (500,000 of which were approved at the annual meeting held November 1, 2004). The Plan will continue until the year 2010, unless terminated earlier. Under the Plan, the per share exercise price of an option cannot be less than 100% of the fair market value of the shares at date of grant or 110% of the fair market value in the case of incentive stock options granted to stockholders owning more than 10% of the outstanding common shares. Stock options and restricted shares generally vest 25% to 50% each year after grant for employees, but vest fully in one year for independent directors.

The following table summarizes activity of the Company’s stock incentive plan:

	Number of Options	Weighted Average Exercise Price
Options Outstanding

Outstanding, July 1, 2002	676,000	$1.75
Options granted	90,000	3.11
Options exercised	(31,250)	1.73
Options cancelled	(3,750)	1.73

Outstanding, June 30, 2003	731,000	1.92
Options granted	100,000	5.99
Options exercised	(192,500)	1.74
Options cancelled	—	—

Outstanding, June 30, 2004	638,500	2.61
Options granted	72,500	10.21
Options exercised	(38,500)	1.81
Options cancelled	—	—

Outstanding, June 30, 2005	672,500	$3.48

Options Exercisable
At June 30, 2003	590,250	$1.65
At June 30, 2004	463,500	1.82
At June 30, 2005	510,000	2.25

At June 30, 2005, options to purchase 471,114 shares were available for grant under the plan.

The following table sets forth certain information with respect to stock option grants outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.875 to $ 2.48	335,000	3.6	$1.47	335,000	$1.47
$ 3.00 to $10.71	337,500	8.2	5.46	175,000	3.75

$0.875 to $10.71	672,500	5.9	$3.48	510,000	$2.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—FEDERAL INCOME TAXES

The Company’s income tax provision consists of the following:

	For the years ended June 30,
	2005	2004	2003
Current	($1,490,409)	($996,571)	($257,810)
Deferred	(437,251)	(157,141)	(684,246)

	($1,927,660)	($1,153,712)	($942,056)

The Company’s effective tax rate differs from the federal statutory rate as follows:

	For the years ended June 30,
	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
Surtax exemption	-1.0%	-1.0%	-1.0%
General business credits	-0.4%	-0.3%	-0.5%
Other (1)	0.0%	-19.4%	0.0%

	33.6%	14.3%	33.5%

(1)	In the year ended June 30, 2004, as discussed in Note 4, a note receivable from the sale of a Mississippi casino owned by the Company until December 1998, provided for a deferred tax asset and corresponding valuation allowance based on the uncertainty of receiving future payments. In December 2003, the Company settled with the debtor of this obligation and received an amount in excess of the net deferred tax asset previously recognized. With the settlement amount, the Company reversed the valuation allowance and then applied payment to the deferred tax asset. The reversal of the valuation allowance had the effect of reducing the Company’s effective income tax rate to 14.3% for the year ended June 30, 2004.

Below are the components of the Company’s net deferred federal income tax liability are as follows at:

	June 30,
	2005	2004
Deferred tax assets:
Accrued expenses	$286,297	$174,440
Impairment of tangible assets	—	66,442
Other	—	13,398

	286,297	254,280

Deferred tax liabilities:
Intangibles	(1,394,469)	(601,242)
Property and equipment	(814,704)	(1,317,052)
Prepaid expenses	(613,769)	(446,117)
Other	(10,737)	—

	(2,833,679)	(2,364,411)

Net deferred federal income tax liability	(2,547,382)	(2,110,131)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128—“Earnings Per Share”. SFAS 128 provides for the reporting of “basic”, or undiluted earnings per share, and “diluted” earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the addition of potentially dilutive securities, which for the Company, consist of stock options, convertible debt and warrants. Dilution is determined based upon the assumption that the options, the convertible debt, and the warrant are exercised or converted. The weighted average number of shares outstanding for the calculation of diluted earnings per share include the dilutive effect of the Company’s stock options, convertible debt and outstanding warrants unless the associated strike price(s) exceeds the average closing price in the period.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

For the year ended June 30,	2005		2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic net income per share	6,470,633	$0.59	5,206,321	$1.32	4,930,713	$0.38
Effect of dilutive securities, convertible debt and warrant	486,163	(0.04)	352,513	(0.08)	268,202	(0.02)

Diluted net income per share	6,956,796	$0.55	5,558,834	$1.24	5,198,915	$0.36

NOTE 9—COMMITMENTS AND CONTINGENCIES

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long term debt	$19,941,792	$2,197,862	$9,170,121	$8,573,809	$—
Interest on long-term debt (1)	10,876,602	2,820,950	4,714,333	3,341,319	—
Operating leases (2)	3,977,083	575,000	1,150,000	1,150,000	1,102,083
Other (3)	1,305,092	188,688	377,376	377,376	361,652

	$36,100,569	$5,782,500	$15,411,830	$13,442,504	$1,463,735

(1)	Interest is calculated by assuming the Company keeps its line of credit fully advanced and the table assumes a weighted average interest rate of 7.5% until maturity. All long-term debt matures within 5 years.
(2)	Represents contractual lease obligations to Prospector Gaming Enterprises (“PGE”) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without major expansion of the gaming facilities. Rent expense was $575,000 for fiscal 2005, 2004, and 2003.
(3)	Represents management fees due to PGE in connection with the RV park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates.

Contingencies

The Company is party to various legal actions, proceedings and pending claims arising in the normal conduct of business. We maintain general liability insurance to protect us from costs exceeding a contracted deductible. Management believes that the final outcomes of these matters will not have a material adverse effect upon the Company’s financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—BUSINESS SEGMENTS

In accordance with SFAS No. 131—“Business Segments and Related Information”, the Company reports business segment information based on geographic location. The following is a breakdown of various data by location as of the respective years ended. Rail City information includes just two months operations for the fiscal year ended June 30, 2004.

	For the years ended June 30,
	2005	2004	2003
Gross revenues less promotional allowances
Sands Regency Casino/Hotel	$32,127,410	$34,408,470	$33,494,258
Gold Ranch Casino and RV Resort	24,333,940	23,801,537	22,189,083
Rail City Casino	24,679,308	4,138,687	—
Corporate	(8,920)	—	—

Total consolidated gross revenues less promotional allowances	$81,131,738	$62,348,694	$55,683,341

Income (loss) from operations
Sands Regency Casino/Hotel	$2,085,408	$3,737,467	$2,842,999
Gold Ranch Casino and RV Resort	1,327,902	1,835,740	1,773,607
Rail City Casino	6,481,601	1,019,198	—
Corporate	(2,047,309)	(1,688,471)	(324,188)

Total consolidated income from operations	$7,847,602	$4,903,934	$4,292,418

Interest income
Sands Regency Casino/Hotel	$—	$102	$1,811
Rail City Casino	824	60	—
Corporate	35	—	—

Total consolidated interest income	$859	$162	$1,811

Interest expense and interest amortization
Sands Regency Casino/Hotel	$5,231	$217,845	$421,917
Gold Ranch Casino and RV Resort	114,774	589,127	794,054
Rail City Casino	1,805,401	350,889	—
Corporate	312,968	—	—

Total consolidated interest expense	$2,238,374	$1,157,861	$1,215,971

Depreciation and amortization
Sands Regency Casino/Hotel	$3,511,873	$3,426,236	$3,136,377
Gold Ranch Casino and RV Resort	583,555	684,018	393,425
Rail City Casino	2,125,998	316,973	—

Total consolidated depreciation and amortization	$6,221,426	$4,427,227	$3,529,802

Assets
Sands Regency Casino/Hotel	$32,399,690	$36,246,640	$39,521,613
Gold Ranch Casino and RV Resort	16,657,613	16,057,164	15,924,816
Rail City Casino	38,470,000	39,289,358	—

Total consolidated assets	$87,527,303	$91,593,162	$55,446,429

Additions to long-lived assets
Sands Regency Casino/Hotel	$1,558,220	$1,879,079	$1,559,345
Gold Ranch Casino and RV Resort	1,455,680	513,979	274,616
Rail City Casino	1,587,831	12,755	—

Total consolidated additions to long-lived assets	$4,601,731	$2,405,813	$1,833,961

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—DEBT AND EQUITY FINANCING BY PRIVATE INVESTORS

On March 25, 2004, the Company completed a financing arrangement by which it issued to Mr. David Belding, a private investor (i) 500,000 shares of common stock for $5.22 per share, (ii) a warrant to purchase up to 100,000 shares of common stock at an exercise price of $7.82 per share, and (iii) a secured convertible note in the amount of $1,604,000, with a conversion price of $6.52, and convertible into 246,012 shares of common stock.

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

NOTE 12—CONDENSED QUARTERLY RESULTS (UNAUDITED)

(Dollars in thousands except per share information)		First Quarter	Second Quarter	Third Quarter *	Fourth Quarter
Year ended June 30, 2005
Net revenues		$21,875	$19,357	$18,716	$21,184
Income from operations		3,125	1,370	802	2,551
Net income		1,640	498	259	1,412
Net income per share:	Basic	$0.29	$0.08	$0.04	$0.20
	Diluted	$0.27	$0.07	$0.03	$0.19

Year ended June 30, 2004
Net revenues		$15,920	$12,745	$13,173	$20,511
Income from operations		1,670	240	145	2,849
Net income		1,082	4,335	30	1,444
Net income per share:	Basic	$0.22	$0.86	$0.01	$0.23
	Diluted	$0.19	$0.81	$0.01	$0.23

The Company’s Form 10-Q for the three months ended March 31, 2005, stated net revenues of $18.4 million. Certain royalties paid to gaming purveyors were classified as a reduction to revenue. Subsequently, the Company reclassified these payments as a gaming expense consistent with current and prior policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—SUBSEQUENT EVENTS

On September 1, 2005, the Company completed its previously announced acquisition of the assets of the Depot Casino and the Red Hawk Sports Bar in Dayton, Nevada (the “Acquisition”). Under the terms of the Asset Purchase Agreement (the “Agreement”) dated February 25, 2005, between DAYTON GAMING, INC. and THE SANDS REGENT, INC., BUYERS and DAYTON DEPOT, REDHAWK VENTURES, LLC and, THE WANDLER FAMILY TRUST, SELLERS and, STAGS LEAP PARTNERS, LLC, the Company paid a preliminary purchase price of approximately $10.5 million, plus working capital, consisting of approximately $9.8 million in cash and $700,000 in shares of Company common stock. The final purchase price will be based on the twelve-month financial performance of the Dayton properties as outlined in the Agreement.

Also on September 1, 2005, in conjunction with the acquisition, we executed a restated and amended Credit Agreement, which increases the maximum loan amount to $47.0 million, resets the mandatory principal payment schedule, extends the maturity date when all principal is due and payable to September 1, 2010 and revises the collateral agreement to add the real and personal property associated with the Acquisition, among other provisions.

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

ITEM 9B.	OTHER INFORMATION

Mr. Ferenc B. Szony entered into an employment agreement with The Sands Regent on June 22, 2005, pursuant to which Mr. Szony agreed to serve as our President and Chief Executive Officer. The agreement became effective April 1, 2005 and supercedes all prior agreements. The agreement will remain in effect until Mr. Szony’s employment is terminated or mutually agreed by the parties. Under the terms of the agreement, Mr. Szony is paid a base salary of $370,000 per annum, to be reviewed and adjusted annually by the board of directors, but not less than $370,000. Mr. Szony is also eligible to receive an annual bonus pursuant to the Sands bonus program as set annually by the board compensation and governance committee and is entitled to participate, in the discretion of the board of directors, in the company’s equity incentive plan.

The agreement with Mr. Szony also provides that his employment may be terminated for reasons of death, disability, for cause (as defined in the employment agreement) and change of control (as defined in the employment agreement). In addition the company may terminate the agreement for any reason or for no reason upon written notice of termination. In the event of termination by the company or termination due to disability, compensation will continue to be paid to Mr. Szony for twelve months. In the event of a change of control, Mr. Szony’s employment and this agreement will be extended for two years from the date of the change of control.

Mr. Robert Medeiros entered into an employment agreement with The Sands Regent on June 22, 2005, pursuant to which Mr. Medeiros agreed to serve as our Executive Vice President and Chief Operating Officer. The agreement became effective April 1, 2005 and supercedes all prior agreements. The agreement will remain in effect until Mr. Medeiros’s employment is terminated or mutually agreed by the parties. Under the terms of the agreement, Mr. Medeiros is paid a base salary of $190,000 per annum, to be reviewed and adjusted annually by the board of directors, but not less than $190,000. Mr. Medeiros is also eligible to receive an annual bonus pursuant to the Sands bonus program as set annually by the board compensation and governance committee and is entitled to participate, in the discretion of the board of directors, in the company’s equity incentive plan.

The agreement with Mr. Medeiros also provides that his employment may be terminated for reasons of death, disability, for cause (as defined in the employment agreement) and change of control (as defined in the employment agreement). In addition the company may terminate the agreement for any reason or for no reason upon written notice of termination. In the event of termination by the company or termination due to disability, compensation will continue to be paid to Mr. Medeiros for twelve months. In the event of a change of control, Mr. Medeiros’s employment and this agreement will be extended for two years from the date of the change of control.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated by reference the information appearing under the caption “Directors and Executive Officers” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 7, 2005, to be filed with the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information appearing under the caption “Compensation of Executive Officers” and Section 16 (a) Beneficial Ownership Reporting Compliance in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 7, 2005, to be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is hereby incorporated by reference the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 7, 2005, to be filed with the Securities and Exchange Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information appearing under the caption “Director Relationships” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 7, 2005, to be filed with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

There is hereby incorporated by reference the information appearing under the caption “Fees Paid to Independent Public Accountants” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 7, 2005, to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements of the Company

(a)(2)    Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Allowance for doubtful accounts receivable

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Year ended June 30, 2005	$32	$66	$(79)	$19
Year ended June 30, 2004	61	56	(85)	32
Year ended June 30, 2003	29	98	(66)	61

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions of are inapplicable and therefore have been omitted or the information is presented in the Consolidated Financial Statements or related notes.

(a)(3)    Exhibits

2.1	Asset Purchase Agreement dated as of December 27, 2001, by and between Prospector Gaming Enterprises, Inc., a Nevada corporation, and Last Chance, Inc., a Nevada corporation. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

2.2	Stock Purchase Agreement by and among Alliance Gaming Corporation, APT Games, Inc., and The Sands Regent dated December 5, 2003 (incorporated by reference to Sands’ on Form 10-Q for the quarter ended December 31, 2003).*

2.3	Asset Purchase Agreement by and between Dayton Depot dba Depot Casino, Redhawk Ventures, LLC, dba Redhawk Sports Bar and the Wandler Family Trust, Cletus F. Wandler and Georgette Wandler, Stags Leap Partners, LLC, and Dayton Gaming, Inc., and The Sands Regent. (incorporated by reference from the Company’s Form 8-K dated ended February 25, 2005).*

3.1	Restated Articles of Incorporation of the Company (Exhibit 3(a) to the Company’s Registration Statement (Registration No. 2-93453) on Form S-1).*
3.2	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 2, 1987 (Exhibit 4(a) to the Company’s Form 10-Q for the quarter ended December 31, 1987).*

3.3	Certificate of Correction Pursuant to NRS 78.0295 of the Company, dated August 18, 2000 (Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended September 30, 2000).*

3.4	Amended and Restated Bylaws of the Company, as amended, dated April 29, 1985, (Exhibit 3(b) to the Company’s Form 10-K for the fiscal year ended June 30, 1985).*

3.5	Resolution of Amendment to the Bylaws of the Company, dated November 2, 1987 (Exhibit 4(b) to the Company’s Form 10-Q for the quarter ended December 31, 1987).*

3.6	Certificate of Amendment of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, dated January 10, 1996 (Exhibit 3(b)(iii) to the Company’s Form 10-K for the fiscal year ended June 30, 1996).*

3.7	Amendment to Section 4.15 of Article IV of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, dated February 11, 2002. (Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended March 31, 2002).*

3.8	Amendment to Section 5.01 of Article V of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, Regarding Officer Requirements, effective as of August 20, 2002.*

3.9	Amendment to Section 5.09 of Article V of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, regarding Duties of Treasurer, effective as of August 20, 2002.*

3.10	Amendment to Section 5.09 of Article V of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, regarding Duties of Treasurer, effective as of August 20, 2002.*

4.1	Secured Convertible Note dated as of March 25, 2004, by and among The Sands Regent and David R. Belding (Incorporated by reference from the Company’s Current Report on Form 8-K, filed March 29, 2004, File No. 000-14050).*

4.2	Warrant to Purchase Common Stock dated as of March 25, 2004, by and among The Sands Regent and David R. Belding (Incorporated by reference from the Company’s Current Report on Form 8-K, filed March 29, 2004, File No. 000-14050).*

10.1	Second Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated November 6, 2000 (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2000).*

10.2	Non-Qualified Stock Option Agreement, dated May 11, 1998, by and between Louis J. Phillips and The Sands Regent. (Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended June 30, 1998).*

10.3	Form of Indemnity Agreement for Directors and Officers of the Company (Exhibit 10(f) to the Company’s Form 10-K for the fiscal year ended June 30, 1988).*

10.4	Equity Incentive Plan of 2004. (Incorporated by reference from the Company’s Form 8-K, filed November 5, 2004).*

10.5	Secured Promissory Note, dated June 1, 2002, by and between Last Chance, Inc. and Prospector Gaming Enterprises, Inc.*

10.6	Executive Bonus Agreement, dated January 3, 2001, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 2001).*

10.7	Gold Ranch Casino Lease, dated as of December 27, 2001, by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C., a Nevada limited liability company (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.8	Amendment to Lease (Gold Ranch Casino Lease, dated December 27, 2001), dated May 31, 2002 by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C.*

10.9	Option to Purchase the Gold Ranch Casino Property and Improvements, The Leach Field Property, the Frontage Parcel, the California Lottery Station and the California Lottery Property, and the Right of First Refusal, dated as of December 27, 2001, by and among Prospector Gaming Enterprises, Inc., Target Investments, L.L.C. and Last Chance, Inc. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.10	Member’s Interest Purchase and Sale Agreement, dated as of December 27, 2001, by and among Peter and Turkey Stremmel, husband and wife, Steve and Henrietta Stremmel, husband and wife, and Last Chance, Inc. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.11	Option to Purchase All Assets of Gold Ranch RV Resort Business and Right of First Refusal, dated as of December 27, 2001, by and between Gold Ranch RV Resort, LLC, a Nevada limited liability company, and Last Chance, Inc. (Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.12	Gold Ranch RV Resort Management Agreement, dated as of December 27, 2001 by and between Gold Ranch RV Resort, LLC, a Nevada limited liability company, and Last Chance, Inc. (Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.13	Option to Purchase the RV Park Property and Right of First Refusal, dated as of December 27, 2001, by and between Prospector Gaming Enterprises, Inc. and Last Chance, Inc. (Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.14	Agreement, dated as of May 24, 2002, by and between Prospector Gaming Enterprises, Inc., California Prospectors, Ltd., a Nevada limited liability company, Target Investments, LLC, Gold Ranch RV Resort, LLC, Stremmel Capital Group, Ltd., a Nevada limited liability company, Steve Stremmel and Peter Stremmel, Last Chance, Inc., and The Sands Regent. (Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed June 14, 2002)*
10.15	Employment Agreement, dated as of April 1, 2005, by and between Robert J. Medeiros (as Chief Operating Officer) and The Sands Regent.**
10.16	Employment Agreement, dated April 1, 2005 by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent .**
10.17	Management Agreement, dated as of May 31, 2002, by and between Prospector Gaming Enterprises, Inc., and Last Chance Inc.*
10.18	Stock and Warrant Purchase Agreement dated as of March 25, 2004, by and among The Sands Regent and David R. Belding (Incorporated by reference from the Company’s Current Report on Form 8-K, filed March 29, 2004.*
10.19	Security Agreement dated as of March 25, 2004, by and among Last Chance, Inc., The Sands Regent and David R. Belding (Incorporated by reference from the Company’s Current Report on Form 8-K, filed March 29, 2004.*
10.20	Credit Agreement by and among The Sands Regent, Inc., Last Chance, Inc., Zante, Inc., the Lenders named therein and Wells Fargo Bank, N.A. dated April 2, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*
10.21	Subordinated Promissory Note by and among The Sands Regent and Alliance Gaming Corporation dated May 3, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*
10.22	Supply Agreement by and among Bally Gaming, Inc. and The Sands Regent dated May 3, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*
10.23	Security Agreement by and among The Sands Regent, Last Chance, Inc. and Zante, Inc. and Wells Fargo Bank, N.A. dated May 3, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*
10.24	Pledge Agreement by and among The Sands Regent and Wells Fargo Bank, N.A. dated May 3, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*
10.25	Subordination Agreement by and among Alliance Gaming Corporation and Wells Fargo Bank, N.A. dated May 3, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*
10.26	Form of Stock Purchase Agreement (Incorporated by reference from the Company’s Form 8-K, filed November 12, 2004).*
10.27	Form of Warrant. (Incorporated by reference from the Company’s Form 8-K, filed November 12, 2004).*
10.28	Amended and Restated Credit Agreement among The Sands Regent, Inc., Last Chance, Inc., Zante, Inc., Plantation Investments, Inc. the Lenders and Wells Fargo Bank, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender dated as of September 1, 2005. (Incorporated by reference from the Company’s Form 8-K, filed September 7, 2005).*
10.29	Form of Restricted Share Agreement (Incorporated by reference from the Company’s Form 8-K, filed September 7, 2005).*
21	Subsidiaries.**
23	Consent of Deloitte & Touche LLP.**
31	Rule 13a - 14(a)/15d – 14(a) Certifications.**
32	Section 1350 Certifications.**

*	Incorporated by reference
**	Filed herewith

THE SANDS REGENT AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SANDS REGENT

Date: September 28, 2005	By:	/s/ FERENC B. SZONY
Ferenc B. Szony
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JON N. BENGTSON Jon N. Bengtson	Chairman of the Board	September 28, 2005

/s/ LOUIS J. PHILLIPS Louis J. Phillips	Director	September 28, 2005

/s/ LARRY TUNTLAND Larry Tuntland	Director	September 28, 2005

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	September 28, 2005

/s/ DAVID R. GRUNDY David R. Grundy	Director	September 28, 2005

/s/ PETE CLADIANOS III Pete Cladianos III	Director & Secretary	September 28, 2005

/s/ ROBERT J. MEDEIROS Robert J. Medeiros	Chief Operating Officer	September 28, 2005

/s/ CORNELIUS T. KLERK Cornelius T. Klerk	Chief Financial Officer	September 28, 2005