Form 10-Q
period 2005-09-30
SANDS REGENT
filed 2005-11-21
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Date: September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 8, 2005, the registrant had outstanding 7,107,304 shares of its common stock, $.10 par value.

THE SANDS REGENT

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)	2005	2004
Operating revenues
Gaming	$13,420	$12,424
Lodging	3,187	3,054
Food and beverage	3,046	3,047
Fuel and convenience store	5,964	4,703
Other	503	479

Gross revenues	26,120	23,707
Promotional allowances	1,988	1,832

Net revenues	24,132	21,875

Operating expenses
Gaming	5,293	4,995
Lodging	1,074	1,105
Food and beverage	2,079	1,938
Fuel and convenience store	5,738	4,473
Other	165	157
Maintenance and utilities	1,575	1,492
General and administrative	3,297	3,045
Depreciation and amortization	1,650	1,545

	20,871	18,750

Income from operations	3,261	3,125

Other income (expense)
Interest expense	(428)	(606)
Other, net	9	(46)

	(419)	(652)

Income before income taxes	2,842	2,473
Income tax provision	(962)	(833)

Net income	$1,880	$1,640

Net income per share
Basic	$0.27	$0.29
Diluted	$0.25	$0.27

Weighted average of shares outstanding
Basic	6,996,409	5,646,555
Diluted	7,459,005	6,118,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands except share data)	SEPTEMBER 30, 2005	JUNE 30, 2005
ASSETS
Cash and cash equivalents	$4,748	$3,272
Accounts receivable, net	751	580
Inventories	682	692
Prepaid expenses and other assets	1,824	1,805

Total current assets	8,005	6,349

Property and equipment:
Land	12,307	10,007
Buildings and improvements	46,548	43,597
Equipment, furniture and fixtures	28,332	27,264
Leasehold improvements	178	178
Construction in progress	2,122	854

Total property and equipment	89,487	81,900
Less accumulated depreciation and amortization	44,270	42,992

Property and equipment, net	45,217	38,908

Other assets:
Goodwill	32,968	28,642
Other intangibles	12,760	12,426
Other	956	1,202

Total other assets	46,684	42,270

Total assets	$99,906	$87,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,287	$2,578
Accrued salaries, wages and benefits	2,039	1,884
Other accrued expenses	1,402	398
Federal income tax payable	767	774
Deferred federal income tax liability	388	338
Current maturities of long-term debt	3,459	2,198

Total current liabilities	10,342	8,170
Long-term debt	25,360	17,744
Deferred federal income tax liability	2,354	2,209

Total liabilities	38,056	28,123

Common stock ($.10 par value, 20,000,000 shares authorized; 9,482,714 and 9,376,766 shares issued)	948	938
Additional paid-in capital	27,844	26,938
Unearned compensation—restricted stock	(350)	—
Retained earnings	55,766	53,886

	84,208	81,762
Treasury stock (at cost; 2,403,000 shares)	(22,358)	(22,358)

Total stockholders’ equity	61,850	59,404

Total liabilities and stockholders’ equity	$99,906	$87,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)	2005	2004
Operating Activities
Net income	$1,880	$1,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,650	1,545
(Gain) loss on disposal of property and equipment	(9)	46
(Increase) decrease in accounts receivable, net	(171)	81
Decrease in inventories	34	38
(Increase) decrease in prepaid expenses and other current assets	(19)	239
(Increase) decrease in other assets	(40)	55
Increase (decrease) in accounts payable	(1)	67
Increase (decrease) in accrued expenses	1,147	(758)
Change in federal income taxes payable/receivable	(7)	(62)
Change in deferred federal income taxes	195	95

Net cash provided by operating activities	4,658	2,986

Investing Activities
Investment in property and equipment	(1,729)	(1,069)
Net cash paid for Dayton Depot Casino	(10,297)	—
Proceeds from sale of assets	9	3

Net cash used in investing activities	(12,017)	(1,066)

Financing Activities
Payments on long-term debt	(1,180)	(2,024)
Issuance of long-term debt	10,050	—
Payment of costs relative to the issuance of long-term debt	(35)	(41)
Issuance of Company common stock	—	18

Net cash provided by (used in) financing activities	8,835	(2,047)

Net increase (decrease) in cash and cash equivalents	1,476	(127)
Cash and cash equivalents, beginning of period	3,272	5,443

Cash and cash equivalents, end of period	$4,748	$5,316

Supplemental disclosure of cash flow information
Interest paid, net of amount capitalized	$325	$606
Federal income taxes paid	$774	$800
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accounts payable	$290	$133
Issuance of common stock to acquire Dayton Depot Casino	$551	$—
Fair value of assets acquired and liabilities assumed in business combination
Current assets other than cash	$24
Property and equipment	6,100
Intangibles	4,736
Current liabilities	(12)
Common stock issued	(551)

Cash paid net of cash acquired	$10,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of The Sands Regent (the “Company”) and its wholly-owned subsidiaries: Zante, Inc. (“Zante”), Last Chance, Inc. (“Last Chance”), Plantation Investments, Inc. (“Plantation”), and Dayton Gaming, Inc. (“Dayton”). The Company and its subsidiaries are incorporated in Nevada. Zante owns and operates the Sands Regency Casino/Hotel (“Sands Regency”) in downtown Reno, Nevada. Last Chance owns and operates the Gold Ranch Casino and RV Resort in Verdi, Nevada, and California Prospectors, Ltd. (“California Prospectors”), a Nevada limited liability company, which operates a California lottery station. Together, Last Chance and California Prospectors are presented as “Gold Ranch”. Plantation owns and operates Rail City Casino (“Rail City”). On September 1, 2005, the Company acquired, through Dayton Gaming, Inc., the assets of Dayton Depot and Red Hawk Sports Bar (“Dayton Depot Casino”) in Dayton, Nevada. (See Note 6)

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2005 Annual Report on Form 10-K, except for the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R on July 1, 2005 (see Notes 4 and 5). The condensed consolidated balance sheet at June 30, 2005 was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2005 Form 10-K. In the opinion of management, all adjustments and normally recurring accruals necessary to fairly present the financial condition of the Company as of September 30, 2005 and the results of its operations and its cash flows for the three months ended September 30, 2005 and 2004 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128—“Earnings Per Share”. SFAS 128 provides for the reporting of “basic”, or undiluted earnings per share, and “diluted” earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the addition of potentially dilutive securities, which for the Company, consist of stock options, convertible debt and warrants. Dilution is determined based upon the assumption that the options, the convertible debt, and the warrants are exercised or converted. The weighted average number of shares outstanding for the calculation of diluted earnings per share include the dilutive effect of the Company’s stock options, convertible debt and outstanding warrants unless the associated strike price(s) exceeds the average closing price in the period.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

	THREE MONTHS ENDED SEPTEMBER 30,
	2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic net income per share	6,996	$0.27	5,647	$0.29
Effect of dilutive securities, convertible debt and warrants	463	(0.02)	472	(0.02)

Diluted net income per share	7,459	$0.25	6,119	$0.27

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 - BUSINESS SEGMENTS

The Company reports business segment information based on geographic location. The following is a breakdown of relevant data by location.

	THREE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)	2005	2004
Net revenues
Rail City Casino	$6,117	$6,070
Sands Regency Casino/Hotel	9,550	9,002
Gold Ranch Casino and RV Resort	8,102	6,803
Dayton Depot Casino	363	—

	$24,132	$21,875

Income from operations
Rail City Casino	$1,771	$1,449
Sands Regency Casino/Hotel	1,542	1,323
Gold Ranch Casino and RV Resort	486	680
Dayton Depot Casino	92	—
Corporate	(630)	(327)

	$3,261	$3,125

Depreciation and amortization
Rail City Casino	$488	$487
Sands Regency Casino/Hotel	876	876
Gold Ranch Casino and RV Resort	228	138
Dayton Depot Casino	51	—
Corporate	7	44

	$1,650	$1,545

NOTE 4- ADOPTION OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In December 31, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), replacing SFAS No. 123, “Accounting for Stock-Based Compensation”, and superceding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires recognition of share-based compensation in the financial statements. SFAS 123R is effective as of the first annual reporting period that begins after June 15, 2005 and has been adopted by the Company on July 1, 2005. See Note 5 for further details.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 - STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”) which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the Modified Prospective Transition method such that SFAS No. 123R applies to new awards and to awards modified, repurchased or canceled after the effective date. The Company has a stock option and a restricted stock plan. Generally, stock options granted to employees fully vest four years from the grant date and in one year for directors and have a term of ten years. No new options were granted subsequent to July 1, 2005. In September 2005 the Company issued 36,600 restricted shares of stock to employees which vest 25% annually, starting one year from the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants and awards, generally equal to the vesting period.

Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretation. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net income because the exercise price of its stock options equaled the market price of the underlying stock at the date of grant. Compensation costs for the portion of unvested stock options for which the required service period has not been rendered that are outstanding as of July 1, 2005 shall be recognized as the remaining required services are rendered. The compensation costs relating to unvested awards is based on the grant date fair value of those awards as calculated under SFAS No. 123R.

Compensation expense of $85,000 related to stock options issued prior to July 1, 2005 and $16,000 related to the grant of restricted stock in September 2005 is included in general and administrative expenses for the three months ended September 30, 2005.

As of September 30, 2005, $256,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over future periods.

SFAS No. 123R requires the Company to present proforma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method. Had compensation costs under the Company’s plans been recorded last year, the effect on the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts):

	Three months ended September 30, 2004
Net income, as reported		$1,640
Total stock-based employee compensation expense determined under fair value method for all awards, net of income tax benefits		(33)

Pro forma net income		$1,607

Earnings per share:	$
Basic—as reported		$0.29

Basic—pro forma		$0.28

Diluted—as reported		$0.27

Diluted—pro forma		$0.26

NOTE 6 - ACQUISITIONS

On September 1, 2005, the Company completed its acquisition of the assets of Dayton Depot and Red Hawk Sports Bar (“Dayton Depot Casino”) through its subsidiary, Dayton Gaming, Inc., a Nevada corporation, pursuant to an Asset Purchase Agreement dated February 28, 2005 (“the Agreement”).

The preliminary purchase price of $10.9 million (including acquisition costs) was calculated based on EBITDA (earnings before interest, taxes, depreciation and amortization) for Dayton Depot Casino for the twelve months preceding the closing date of the acquisition as prescribed in the Agreement. The purchase was funded with the payment of $10.3 million in cash and issuance of 69,438 shares of Company stock. The cash paid in connection with the transaction came primarily from an amended and restated credit facility (Note 8), which, in concert with the stock, funded the acquisition including net working capital. The company stock issued to the seller contains a two year trading restriction from the date of the acquisition. The value of the stock issued in the transaction has been recorded at a 20% discount to market value to account for the impact of the trading restriction.

The purchase price of Dayton Depot Casino was preliminarily allocated based on the fair market value of assets acquired net of liabilities assumed. We have retained a third party valuation of significant identifiable assets acquired as well as other assets acquired and certain liabilities. We are still in the process of valuing certain assets, which we expect to complete by the end of the second quarter of fiscal year 2006. The purchase price amount in excess of net assets acquired was allocated to goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$24
Property and equipment	6,100
Goodwill	4,326
Other intangible assets	414

Total assets acquired	10,864

Current liabilities	(12)

Total liabilities assumed	(12)

Net assets acquired	$10,852

The pro forma consolidated results of operations, as if the acquisition of Dayton Depot Casino had occurred on July 1, 2004, are as follows (in thousands except per share data):

	Three months ended September 30, 2005	Three months ended September 30, 2004
Net revenues	$25,045	$23,014
Net income	$1,961	$1,776
Basic net income per share	$0.28	$0.31
Diluted net income per share	$0.26	$0.29

NOTE 7 - INTANGIBLES AND GOODWILL

Intangible Balances

	September 30, 2005			June 30, 2005
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer list/relationships	$1,190	$780	$410	$1,190	$709	$481
Under-market land lease	448	27	421	448	21	427
Non-compete agreement	231	3	228	—	—	—

	1,869	810	1,059	1,638	730	908

Indefinite-lived intangible assets:
Grandfathered gaming license	7,205	—	7,205	7,205	—	7,205
Trademark/tradename	4,478	—	4,478	4,303	—	4,303
Other	18	—	18	10	—	10

	11,701	—	11,701	11,518	—	11,518

	$13,570	$810	$12,760	$13,156	$730	$12,426

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amortization of Intangibles

The aggregate amortization expense was $80,000 and $155,000 for the three months ended September 30, 2005 and 2004, respectively. Estimated annual amortization expense for the current and succeeding fiscal years is as follows:

(Dollars in thousands)	Fiscal year	Amortization
	2006	$343
	2007	195
	2008	129
	2009	100
	2010	86

Goodwill Changes and Balance by Segment

(Dollars in thousands)	Rail City	Gold Ranch	Dayton Depot	Total
Balance at beginning of period	$17,624	$11,018	$—	$28,642
Dayton Depot Casino acquisition	—		4,326	4,326

Balance at September 30, 2005	$17,624	$11,018	$4,326	$32,968

NOTE 8 – RECENTLY AMENDED AND RESTATED CREDIT FACILITIES

In connection with the acquisition of Dayton Depot Casino, the Company executed an amended and restated syndicated financing arrangement (“Credit Agreement”) through Wells Fargo Bank. The Credit Agreement provides for a 5-year, $22,000,000 term loan collateralized by substantially all property and equipment of Zante, Inc., Plantation Investments, Inc., and Dayton Gaming, Inc., and the furniture, fixtures and equipment of Last Chance, Inc. The balance of the term loan was $21.2 million at September 30, 2005 and $16.1 million at June 30, 2005. The loan has a variable interest rate based on LIBOR or the U.S. Prime Index plus an applicable margin as detailed in the Credit Agreement. The interest rate at September 30, 2005 was LIBOR plus 2.25% or Prime plus .75%. The interest rate at June 30, 2005 was LIBOR plus 2% or Prime plus .5%. At September 30, 2005 and June 30, 2005 the weighted average interest rate on the term loan was 6.06% and 5.38% respectively. The weighted average interest rate on the revolving credit facility at September 30, 2005 and June 30, 2005 was 6.88% and 6.50% respectively. The loan has a 5-year amortization schedule, and matures on September 1, 2010, with interest and any unpaid principal due and payable on that date. Additionally, as part of the Credit Agreement, the Company secured a Wells Fargo Bank syndicated, 5-year $25,000,000 revolving credit facility with collateralization and terms which are substantially similar to the term loan. The balance of the revolving credit facility was $ 3.4 million at June 30, 2005 and $ 7.2 million at September 30, 2005. The credit facility requires interest-only payments and matures September 1, 2010, with interest and any unpaid principal due and payable on that date. Together, the bank term loan and revolving credit facility requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at September 30, 2005. For a more complete description of the credit facilities, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Sands Regent and its subsidiaries (the “Company”, “we”, “our”, or “us”) operate the Rail City Casino (“Rail City”) in Sparks, Nevada (“Dayton Depot Casino”), the Sands Regency Casino Hotel (the “Sands”) in downtown Reno, Nevada, the Gold Ranch Casino and RV Resort (the “Gold Ranch”) on Interstate-80 in Verdi, Nevada and, effective September 1, 2005, the Dayton Depot Casino and Red Hawk Sports Bar in Dayton, Nevada. The Sands has 833 hotel rooms and 5 restaurants, including Tony Roma’s Famous for Ribs, Mel’s the Original diner, and Arby’s. It has a full selection of gaming options, including 544 slot machines, 17 table games, keno, bingo, and a sportsbook operated by a third party. Additionally, the Sands has a Just for Laughs’ comedy club, a cabaret lounge, and a health spa.

Gold Ranch’s gaming options include 243 slot machines, a California lottery station on Gold Ranch’s property which straddles the Nevada/California border, and a sportsbook operated by a third party. Additionally, Gold Ranch has a 105-space RV park, 2 restaurants (a family style restaurant and a Jack-in-the-Box), a Bar and an ARCO gas station and convenience store.

Rail City has approximately 16,600 square feet of gaming space housing 650 slots, 6 table games, keno, a sportsbook operated by a third party, a 24-hour family-style restaurant and a bar.

On September 1, 2005, the Company acquired Dayton Depot Casino in Dayton, Nevada. Dayton Depot has 16,000 square feet of casino and a family-style restaurant, two bars, 250 slot machines and a sportsbook operated by a third party. The Red Hawk Sports Bar, located across Highway 50 from the Depot Casino, houses 33 slot machines and a convenience store. The results of operations for the quarter ended September 30, 2005 include the results of Dayton Depot Casino beginning September 1, 2005.

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

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004.

CONSOLIDATED RESULTS. For the quarter ended September 30, 2005, the Company’s consolidated net revenues increased from $21.9 million to $24.1 million, or 10.3% from the quarter ended September 30, 2004. On a by-property basis, the net revenue for Rail City increased 0.8% from the corresponding quarter of the prior year, while net revenue for the Sands increased 6.1% from the corresponding quarter of the prior year. Gold Ranch net revenue increased 19.1% from the corresponding quarter of the prior year, attributable to increases in the retail price of gasoline. Consolidated net revenues include a partial quarter of Dayton Depot Casino of $363,000. Dayton Depot was acquired by the Company on September 1, 2005. The factors that are attributed to the financial results of the business are discussed below.

Consolidated income from operations was $3.3 million for the quarter ended September 30, 2005, compared to $3.1 million for the same quarter of the prior year. Rail City achieved income from operations of $1.8 million, a 22.2% increase from the same quarter of the prior year. The Sands achieved income from operations of $1.5 million, a 16.5% increase from the same quarter of the prior year. Income from operations at Gold Ranch of $486,000 represents a 28.5% decrease. Rising gasoline prices contributed to decreases in weekend traffic on Interstate-80 which resulted in an adverse impact to Gold Ranch. The competitive nature of gasoline prices does not allow the property to increase its profit margins in spite of increased retail pricing. Total gallons of gasoline pumped at Gold Ranch, a key indicator of customer traffic to the property, decreased 11.6% from the same period in the prior year. Consolidated income from operations includes a partial quarter of Dayton Depot Casino. Dayton Depot Casino was acquired by the Company on September 1, 2005.

Corporate expenses increased to $630,000 for the quarter ended September 30, 2005, compared to $327,000 for the same quarter of the prior year. Increases from the prior period reflect the implementation in the current quarter of the requirements of SFAS 123R “Share-Based Payment” of $85,000 for stock options issued prior to July 1, 2005 and $16,000 for current year grants of restricted stock and $34,000 accrued for management incentive awards to be awarded in the future based on fiscal 2006 performance. In addition, the Company incurred $178,000 of costs related to preparation to meet the new internal control requirements of the Sarbanes-Oxley Act of 2002.

The Company had consolidated net income of $1.9 million, or $.27 per share ($.25 diluted), for the three months ended September 30, 2005, compared to $ 1.6 million, or $.29 per share ($.27 diluted), for the three months ended September 30, 2004.

RAIL CITY CASINO

The following table highlights Rail City Casino’s sources of revenues and expenses for the periods indicated:

	THREE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2005	2004	PERCENT
Gaming revenues	$5,599	$5,493	1.9%
Gaming expenses	$2,025	$2,111	-4.1%
Expense margin	36.2%	38.4%
Food and beverage revenues	$1,181	$1,276	-7.4%
Food and beverage expenses	$811	$803	1.0%
Expense margin	68.7%	62.9%
Total net revenues	$6,117	$6,070	0.8%
Total operating expenses	$4,346	$4,621	-6.0%
Expense margin	71.0%	76.1%
Maintenance and utilities	$374	$370	1.1%
Percent of net revenues	6.1%	6.1%
General and administrative	$634	$837	-24.3%
Percent of net revenues	10.4%	13.8%

RAIL CITY CASINO. Gaming revenue of $5.6 million for the quarter ending September 30, 2005 reflects a 1.9% increase or $106,000 from the quarter ended September 30, 2004. The slot machine win percentage remained constant for the first quarters of 2005 and 2004, however, the total coin-in, an indicator of total slot machine wagering, increased $2.1 million from $102.1 million for the first quarter 2004 to $104.2 million for the same quarter in 2005. The win percentage which remained consistent with the prior year quarter on increased total coin-in, represents the total increased gaming revenue for the first quarter ending September 30, 2005.

Gaming operating expenses for the first quarter of 2005 were $2.0 million, decreasing $86,000 from $2.1 million for the first quarter of 2004, due to reduced rental agreements, maintenance contracts and expense for slot machine parts.

Food and beverage revenue of $1.2 million for the first quarter of 2005 decreased $95,000 from $1.3 million for the same quarter of 2004. Cover counts (number of meals served) for the first three months of 2005 are 10.0% less than for the same period one year ago.

General and administrative expenses for the quarter ended September 30, 2005 were $634,000 compared to $837,000 for the prior year period, a decrease of $203,000. The decrease was primarily attributable to payroll and related tax and benefit reductions of $116,000. During the quarter ended September 30, 2005 the property had several temporary vacancies in management positions that have been subsequently filled. The reduction in payroll and related taxes and benefits experienced in the first fiscal quarter is not expected to continue through the remainder of the fiscal year. In addition, decreased professional fees of $49,000 and decreased advertising costs of $18,000 contributed to the overall savings in general and administrative expenses.

The Company is proceeding with plans to expand the facilities at Rail City by approximately 23,500 square feet. This expansion will allow the property to increase from its current 650 slot machines to a first stage of approximately 850 slot machines with space that will allow a further increase to a total of approximately 1,000 slot machines. Included in the scope of the expansion will be an additional restaurant and bar venue. The Company expects an early calendar year 2006 groundbreaking but our expansion plans remain contingent on our ability to acquire a parcel of land, currently leased by Rail City, which is owned by the State of Nevada. If we are unable to acquire the parcel of land in question, we have an alternative plan that we intend to pursue to expand the facility.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SANDS REGENCY HOTEL AND CASINO

The following table highlights the Sands’ sources of revenues and expenses for the periods indicated:

	THREE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2005	2004	PERCENT
Gaming revenues	$5,947	$5,390	10.3%
Gaming expenses	$2,608	$2,424	7.6%
Expense margin	43.9%	45.0%
Lodging revenues	$3,005	$2,847	5.5%
Lodging expenses	$1,022	$1,040	-1.7%
Expense margin	34.0%	36.5%
Food and beverage revenues	$1,275	$1,310	-2.7%
Food and beverage expenses	$915	$817	12.0%
Expense margin	71.8%	62.4%
Total net revenues	$9,550	$9,002	6.1%
Total operating expenses	$8,009	$7,679	4.3%
Expense margin	83.9%	85.3%
Maintenance and utilities	$996	$940	6.0%
Percent of net revenues	10.4%	10.4%
General and Administrative	$1,456	$1,444	0.8%
Percent of net revenues	15.2%	16.0%

SANDS REGENCY HOTEL AND CASINO. Net revenue for the Sands Regency was $9.6 million for the quarter ended September 30, 2005, represented a 6.1% increase over the net revenue of $9.0 million for the quarter ended September 30, 2004. Gaming revenue for the quarter increased 10.3% over the prior period. The increase in gaming revenue is comprised of a $296,000 increase in slot revenue to $4.6 million for the current quarter as compared to $4.3 million for the prior year quarter. Live poker generated revenue of $117,000 in the quarter ended September 30, 2005 and was not offered in the prior year quarter. Keno revenue for the quarter was $55,000, an increase from $39,000 in the prior year quarter. Keno is currently operated by the Company compared to having been a leased operation in the prior year quarter.

Gaming expenses for the quarter ending September 30, 2005 were $2.6 million increased 7.6% or $184,000, from the prior year quarter. Increased expenses are related to the addition of poker and the return of keno to be a Company offered product.

Lodging revenue for the quarter ended September 30, 2005 was $3.0 million increased $158,000 or 5.5% over the prior year quarter. Hotel room occupancy was 70.7% for the quarter ended September 30, 2005, compared to 69.9% for the same quarter of the prior year. Average daily room rate increased 2.5% from the prior year quarter.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

GOLD RANCH CASINO AND RV RESORT.

The following table highlights Gold Ranch’s sources of revenues and expenses for the periods indicated:

	THREE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2005	2004	PERCENT
Gaming revenues	$1,562	$1,541	1.4%
Gaming expenses	$528	$460	14.8%
Expense margin	33.8%	29.9%
Lodging revenues	$182	$207	-12.1%
Lodging expenses	$52	$65	-20.0%
Expense margin	28.6%	31.4%
Food and beverage revenues	$516	$461	11.9%
Food and beverage expenses	$319	$318	0.3%
Expense margin	61.8%	69.0%
Fuel and convenience store revenues	$5,964	$4,703	26.8%
Fuel and convenience store expenses	$5,738	$4,473	28.3%
Expense margin	96.2%	95.1%
Total net revenues	$8,102	$6,803	19.1%
Total operating expenses	$7,616	$6,123	24.4%
Expense margin	94.0%	90.0%
Maintenance and utilities	$193	$182	6.0%
Percent of net revenues	2.4%	2.7%
General and Administrative	$553	$481	15.0%
Percent of net revenues	6.8%	7.1%

GOLD RANCH CASINO AND RV RESORT. For the quarter ended September 30, 2005, Gold Ranch had net revenue of $8.1 million compared to $6.8 million for the quarter ended September 30, 2004. Gold Ranch gasoline revenues were 19.0% higher during the current fiscal quarter, resulting from increases in the retail price of gasoline, which averaged $2.73 per gallon versus $2.03 in the same quarter of the prior year. Gasoline gallons sold were 11.6% lower for the quarter compared to the last year due to the increasing cost of fuel that resulted in reduced traffic counts on I-80, immediately adjacent to the property.

Gaming revenue for Gold Ranch, comprised principally of slot machine revenue, increased to $1.6 million in the September 2005 quarter from $1.5 million for the quarter ended September 2004. During the quarter the property increased its marketing and promotional activities in an effort to increase tracked customer play. However, the continued escalation in the retail price of gas and the resulting decrease in traffic offset much of the growth achieved in tracked customer play. The Company believes and historical performance of the property has shown that there is a relationship between gasoline gallons sold and gaming revenue.

Gold Ranch income from operations for the quarter ended September 30, 2005 was $486,000, a $194,000 decrease from $680,000 in the quarter ended September 30, 2004. The decline in Gold Ranch’s income from operations was primarily due to a $63,000 increase in marketing costs intended to drive trial and increase the number of customers in the database. In addition, depreciation expense increased $90,000 resulting from the installation in the spring of 2005 of an automated slot customer tracking system.

THE SANDS REGENT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DAYTON DEPOT CASINO

The operating results of Dayton Depot and Red Hawk Sports Bar (“Dayton Depot Casino”), which was acquired on September 1, 2005, are reflected below. First month results of operations under new ownership may not be indicative of future results.

The following table highlights Dayton Depot Casino’s sources of revenues and expenses for the three months ended September 30, 2005:

(dollars in thousands)	THREE MONTHS ENDED SEPTEMBER 30, 2005
Gaming revenues	$312
Gaming expenses	$132
Expense margin	42.3%
Food and beverage revenues	$74
Food and beverage expenses	$34
Expense margin	45.9%
Total net revenues	$363
Total operating expenses	$271
Expense margin	74.7%
Maintenance and utilities	$12
Percent of net revenues	3.3%
General and Administrative	$31
Percent of net revenues	8.5%

We are implementing a new operating strategy at Dayton Depot Casino that includes upgrading slot products, implementing marketing and promotional programs that have been successful for the other properties within the Company, finalizing design and remodeling of the restaurant and moving ahead with plans to implement a slot player tracking system.

CORPORATE COSTS. Corporate costs include the salaries and benefits of corporate officers and management, public company reporting costs, and related legal and accounting fees. Corporate costs were $630,000 in the quarter ended September 30, 2005, which compares to $327,000 in the quarter ended September 30, 2004.

The $303,000 increase in corporate costs is primarily the result of $178,000 of costs directly attributable to fees to outside professionals retained to assist in compliance with the new internal controls requirements of the Sarbanes - Oxley Act of 2002 (“SOX”), specifically SOX section 404. There were no outside costs relating to SOX compliance in the quarter ended September 30, 2004. The Company currently qualifies as a non-accelerated filer. The Securities and Exchange Commission recently extended the required compliance dates for non-accelerated filers, and we are now required to report on our systems of internal controls (SOX 404) as of June 30, 2008. The Company has begun to shift the emphasis of the SOX 404 effort to be more focused on internal resources and reduced use of outside professionals. Management compensation expense related to the adoption of SFAS 123R “Share-Based Payment” totaled $85,000 for the quarter ended September 30, 2005. There was no management compensation expense related to SFAS 123R in the same period of the prior year.

INTEREST EXPENSE. Interest expense was $428,000 for the quarter ended September 30, 2005, compared to $606,000 for the quarter ended September 30, 2004. Our long-term debt balance at September 30, 2005 was $28.8 million, which includes $10.3 million advanced on September 1, 2005, in connection with the acquisition of Dayton Depot Casino. This represents a decrease from $34.9 million at September 30, 2004.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At September 30, 2005, the Company’s cash and cash equivalents were $4.7 million, an increase from $3.3 million as of July 1, 2005, the beginning of the fiscal year. We had negative working capital of $2.5 million at September 30, 2005, consistent with our policy to use any available cash, which is not needed in operations, to pay down our line of credit to minimize interest expense. At September 30, 2005, the Company had $17.8 million of borrowings available under its revolving credit facility.

Cash flow from operations provided $4.7 million during the three month period ended September 30, 2005, compared to $3.0 million for the corresponding period of the prior year. This was primarily attributable to a $1.1 million increase in accrued expenses not paid compared with the corresponding period of the prior year. To facilitate a transition to a new accounting system on July 1, 2005, all invoice payments were expedited at June 30, 2005. This resulted in lower accrued expenses at June 30, 2005. To appropriately gain visibility into the true net change between June 30, 2005 and September 30, 2005, combining accounts payable and other accrued expenses provides a net increase of $713,000 primarily attributable to the purchase of new gaming equipment during the quarter.

Investing activities accounted for a $12.0 million use of cash for the three months ended September 30, 2005, compared with $1.1 million for the three months ended September 30, 2004. The difference represents the net cash paid for the purchase of Dayton Depot Casino on September 1, 2005. Financing activities accounted for $8.8 million of cash inflows during the three month period ended September 30, 2005 compared to $2.2 million cash outflow for the three month period ended September 30, 2004. The change from the prior period related to borrowing of $10.1 million on the amended and restated credit facility to fund the purchase of Dayton Depot Casino.

Our amended and restated bank term loan and revolving credit facility, which totaled $47.0 million as of September 2005, requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at September 30, 2005.

The Company believes that its cash funds, cash generated from operations, and available borrowing capacity will be sufficient to fund its operations, meet current debt obligations, and fulfill its capital expenditure obligations for the next 12 months; however, the Company’s operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing or delaying planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of September 30, 2005.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long term debt	$28,819,000	$3,459,167	$8,946,652	$16,413,181	$—
Interest on long-term debt (1)	$13,942,534	3,433,081	5,971,757	4,537,696	—
Operating leases (2)	$3,833,333	575,000	1,150,000	1,150,000	958,333
Other (3)	$1,257,920	188,688	377,376	377,376	314,480

	$47,852,787	$7,655,936	$16,445,785	$22,478,253	$1,272,813

(1)	Interest is calculated by assuming the Company keeps its line of credit fully advanced and the table assumes a weighted average interest rate of of 7.5% until maturity. All long-term debt matures within 5 years.
(2)	Represents contractual lease obligations to Prospector Gaming Enterprises (“PGE”) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without major expansion of the gaming facilities.
(3)	Represents management fees due to PGE in connection with the RV park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates.

Cautionary Note Regarding Forward-looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” intended to qualify for the safe harbor from liability

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, strategies, future performance, and future financial results. We have based these forward-looking statements on our current expectations and projections about future events. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our largest sources of tourist customers are California and the Pacific Northwest, including a large number who drive to Reno from the San Francisco and Sacramento metropolitan areas. The expansion of Native American casinos in California, Oregon and Washington will be significant on the Reno-Tahoe market. For example, Thunder Valley Casino, a large new Native American casino managed by Station Casinos, Inc., opened June 9, 2003, 100 miles west of Reno in Rocklin, California. California’s well-documented budgetary problems have state officials renegotiating certain compacts with Native American casino compacts have already been changed to allow for additional slot machines. The effect of increased gaming in California and other states is difficult to predict. However, our business would be adversely impacted if Thunder Valley and other casinos attract patrons who would otherwise travel to Reno. In addition, a significant portion of our customer base is made up of Reno area residents. If other Reno area casinos lose business due to competition from Native American casinos, they may intensify their marketing efforts to Reno area residents as well which could materially and adversely impact our business and financial results,

Adverse winter weather conditions in the Sierra Nevada Mountains and Reno-Lake Tahoe area could have a material adverse effect on our results of operations and financial condition.

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

The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The State of Nevada and the applicable local authorities require various licenses, registrations, permits and approvals to be held by us. The Nevada Gaming Commission may, among other things, limit, condition, suspend, or revoke or decline to renew a license for any cause deemed reasonably by such licensing authority. If we violate gaming laws or regulations, substantial fines could be levied against us and we could be forced to forfeit a portion of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets would have a material and adverse effect on our business, financial condition and results of operations.

If the State of Nevada or other local municipalities increase gaming taxes and fees, our results of operations could be adversely affected.

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. If the State of Nevada, the cities of Reno, Sparks or Dayton, or Washoe or Lyon County were to increase gaming taxes and fees, our results of operations could be adversely affected.

Recently issued standards, rules and regulations of governing agencies and bodies could result in material increases to our corporate expense which could adversely affect our financial results.

We keep abreast of new generally acceptable accounting principles and rules and regulations issued or adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the NASDAQ and other standard setting agencies. These principles, rules and regulations often require us to expend funds in order to meet additional requirements. As a result, our expenses could materially increase, which could adversely affect our financial results. Recently issued accounting standards affecting our financial results are described in Note 4 to our consolidated financial statements.

Our substantial indebtedness after recent acquisitions could adversely affect our operations and financial results.

With our recent amended and restated credit agreement and the Company’s recent acquisitions, we now have a bank credit facility, which, fully extended, amounts to $47.0 million. Our debt was $28.8 million as of September 30, 2005. We expect to incur additional indebtedness as a result of our future casino acquisitions and other projects, which could result in overall indebtedness of the Company to increase to $50 million, or more in the next 12 months. The increased levels of debt could, among other things:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions and other purposes.

•	increase our vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions.

•	create competitive disadvantages compared to other companies with lower debt levels; and

•	limit our ability to apply proceeds from an offering or asset sale to purposes other than the repayment of debt.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We may be unable to successfully integrate the operations of our recent and future acquisitions and/or experience significant charges to earnings as a result of the acquisition that may adversely affect our stock price and financial condition.

We have experienced significant growth due to our recent acquisition of gaming facilities, which is a key strategy to our long term plans. The future success of the Company’s acquisitions will depend on a number of factors, including the successful integration of the newly acquired operations with existing operations. Potential difficulties of combining operations of acquirees with that of the Company include, among others:

•	retaining key employees;

•	consolidating administrative infrastructures;

•	coordinating sales and marketing functions; and

•	minimizing the diversion of management’s attention from ongoing business concerns.

Even if the Company is able to integrate its acquisitions successfully, this integration may not result in the realization of the full benefits and growth opportunities that we expect or these benefits may not be achieved with the anticipated time frame.

In addition, as a result of the recent acquisitions we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs or closure costs. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs. Charges that we may incur in connection with acquisitions could adversely affect our results of operations.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosures About Market Risk

With our amended and restated Credit Agreement executed in September 2005 in connection with the acquisition of Dayton Depot Casino, the Company has substantial variable interest rate debt. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Assuming the reducing credit facilities are fully advanced, a principal amount currently equal to $47.0 million, the Company would be subject to substantial market interest rate risks. A one percent increase in interest rates would result in an increase in interest expense of approximately $470,000 annually.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

During the first quarter of fiscal 2006, the Company implemented the Microsoft Great Plains financial accounting and reporting system at all of its business units. The Company plans to continue to implement additional modules of the system through fiscal year 2006. Based on managements evaluation, the necessary steps have been taken to monitor and maintain appropriate internal controls during the period of change.

Other than as disclosed above, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

( a ) Exhibits

Exhibit 10.1	Amended and Restated Credit Agreement dated September 1, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 6, 2005).

Exhibit 10.2	Form of Restricted Stock Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 6, 2005).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( b ) Reports on Form 8-K

None

THE SANDS REGENT AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT
(Registrant)

Date: November 21, 2005	By:	/S/ Ferenc B. Szony
Ferenc B. Szony, President and Chief Executive Officer

Date: November 21, 2005	By:	/S/ Cornelius T. Klerk
Cornelius T. Klerk, Chief Financial and Principal Accounting Officer