Form 10-Q
period 2005-12-31
SANDS REGENT
filed 2006-03-22
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

On March 16, 2006, the registrant had outstanding 7,115,204 shares of its common stock, $.10 par value.

THE SANDS REGENT

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
Operating revenues
Gaming	$14,170	$11,907	$27,589	$24,331
Lodging	1,864	1,809	5,050	4,863
Food and beverage	2,912	2,786	5,958	5,833
Fuel and convenience store	4,693	4,080	10,658	8,783
Other	483	470	985	949

Gross revenues	24,122	21,052	50,240	44,759
Promotional allowances	1,858	1,695	3,846	3,527

Net revenues	22,264	19,357	46,394	41,232

Operating expenses
Gaming	5,574	4,806	10,869	9,801
Lodging	952	936	2,026	2,041
Food and beverage	2,075	1,865	4,154	3,803
Fuel and convenience store	4,528	3,915	10,266	8,388
Other	196	143	357	300
Maintenance and utilities	1,511	1,382	3,084	2,874
General and administrative	3,837	3,424	7,137	6,469
Depreciation and amortization	1,791	1,516	3,440	3,061
Loss on early termination of land lease	419	—	419	—

	20,883	17,987	41,752	36,737

Income from operations	1,381	1,370	4,642	4,495

Other income (expense)
Interest expense	(434)	(799)	(862)	(1,405)
Insurance settlement	—	200	—	200
Other, net	(43)	(18)	(34)	(64)

	(477)	(617)	(896)	(1,269)

Income before income taxes	904	753	3,746	3,226
Income tax provision	(301)	(255)	(1,262)	(1,088)

Net income	$603	$498	$2,484	$2,138

Net income per share
Basic	$0.09	$0.08	$0.35	$0.36
Diluted	$0.08	$0.07	$0.33	$0.33
Weighted average of shares outstanding
Basic	7,095,103	6,327,852	7,087,453	5,987,204
Diluted	7,539,993	6,921,535	7,533,118	6,529,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands except share data)	DECEMBER 31, 2005	JUNE 30, 2005
ASSETS
Cash and cash equivalents	$6,285	$3,272
Accounts receivable, net	876	580
Inventories	685	692
Prepaid expenses and other assets	2,240	1,805

Total current assets	10,086	6,349

Property and equipment:
Land	13,208	10,007
Buildings and improvements	47,323	43,597
Equipment, furniture and fixtures	29,222	27,264
Leasehold improvements	178	178
Construction in progress	1,848	854

Total property and equipment	91,779	81,900
Less accumulated depreciation and amortization	45,933	42,992

Property and equipment, net	45,846	38,908

Other assets:
Goodwill	33,388	28,642
Other intangibles	12,168	12,426
Other	979	1,202

Total other assets	46,535	42,270

Total assets	$102,467	$87,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,509	$2,578
Accrued salaries, wages and benefits	2,198	1,884
Other accrued expenses	1,431	398
Federal income tax payable	1,092	774
Deferred federal income tax liability	388	338
Current maturities of long-term debt	3,992	2,198

Total current liabilities	11,610	8,170
Long-term debt	25,953	17,744
Deferred federal income tax liability	2,330	2,209

Total liabilities	39,893	28,123

Common stock ($.10 par value, 20,000,000 shares authorized; 9,518,204 and 9,376,766 shares issued)	952	938
Additional paid-in capital	28,034	26,938
Unearned compensation	(424)	—
Retained earnings	56,370	53,886

	84,932	81,762
Treasury stock (at cost; 2,403,000 shares)	(22,358)	(22,358)

Total stockholders’ equity	62,574	59,404

Total liabilities and stockholders’ equity	$102,467	$87,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	SIX MONTHS ENDED DECEMBER 31
(Dollars in thousands)	2005	2004
Operating Activities
Net income	$2,484	$2,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,440	3,061
Loss on early termination of land lease	(419)	—
Loss on disposal of property and equipment	34	64
(Increase) decrease in accounts receivable, net	(296)	223
(Decrease) increase in inventories	(30)	17
(Increase) decrease in prepaid expenses and other current assets	(359)	(26)
Increase (decrease) in other assets	970	(137)
Increase (decrease) in accounts payable	(80)	302
Increase (decrease) in accrued expenses	1,348	(591)
Change in federal income taxes payable	(318)	(243)
Change in deferred federal income taxes	(171)	532

Net cash provided by operating activities	6,603	5,340

Investing Activities
Investment in property and equipment	(3,114)	(2,011)
Payment for prior year purchases of property and equipment	—	(295)
Net cash paid for wholly-owned subsidiary	(10,490)	—
Proceeds from sale of assets	—	32

Net cash used in investing activities	(13,604)	(2,274)

Financing Activities
Payments on long-term debt	(3,100)	(12,891)
Amortization of debt discount	16	47
Payment of costs relative to the issuance of long-term debt	(51)	(41)
Issuance of long-term debt	13,100	—
Issuance of Company common stock	49	9,562
Payment of costs relative to the issuance of common stock	—	(668)

Net cash provided by (used) in financing activities	10,014	(3,991)

Net increase (decrease) in cash and cash equivalents	3,013	(925)
Cash and cash equivalents, beginning of period	3,272	5,443

Cash and cash equivalents, end of period	$6,285	$4,518

Supplemental disclosure of cash flow information
Interest paid, net of amount capitalized of $116 and $ 107	$747	$999
Federal income taxes paid	$774	$800

THE SANDS REGENT

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accounts payable	$357	$99
Issuance of common stock to acquire subsidiary	$551	$—
Debt to equity conversion	$—	$845
Disqualifying dispositions of incentive stock options	$—	$157
Fair value of assets acquired and liabilities assumed in business combinations
Current assets other than cash	51	—
Property and equipment	5,707	—
Goodwill	4,883	—
Intangibles	305
Other assets	107
Current liabilities	(12)	—
Common stock issued	(551)	—

Cash paid net of cash acquired	$10,490	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of The Sands Regent (the “Company”) and its wholly-owned subsidiaries: Zante, Inc. (“Zante”), Last Chance, Inc. (“Last Chance”), Plantation Investments, Inc. (“Plantation”), and Dayton Gaming, Inc. (“Dayton”). The Company and its subsidiaries are incorporated in Nevada. Zante owns and operates the Sands Regency Casino/Hotel (“Sands Regency”) in downtown Reno, Nevada. Last Chance owns and operates the Gold Ranch Casino and RV Resort in Verdi, Nevada, and California Prospectors, Ltd. (“California Prospectors”), a Nevada limited liability company, which operates a California lottery station. Together, Last Chance and California Prospectors are presented as “Gold Ranch”. Plantation owns and operates Rail City Casino (“Rail City”). On September 1, 2005, the Company acquired, through Dayton Gaming, Inc., the assets of Dayton Depot and Red Hawk Sports Bar (“Dayton Depot Casino”) in Dayton, Nevada. (See Note 6)

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2005 Annual Report on Form 10-K, except for the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R on July 1, 2005 (see Notes 4 and 5). The condensed consolidated balance sheet at June 30, 2005 was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2005 Form 10-K. In the opinion of management, all adjustments and normally recurring accruals necessary to fairly present the financial condition of the Company as of December 31, 2005 and the results of its operations and its cash flows for the three months and six months ended December 31, 2005 and 2004 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128—”Earnings Per Share”. SFAS 128 provides for the reporting of “basic”, or undiluted earnings per share, and “diluted” earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the addition of potentially dilutive securities, which for the Company, consist of stock options, restricted shares, convertible debt and warrants. Dilution is determined based upon the assumption that the options, the convertible debt, and the warrants are exercised or converted. The weighted average number of shares outstanding for the calculation of diluted earnings per share include the dilutive effect of the Company’s stock options, restricted shares, convertible debt and outstanding warrants unless the associated strike price(s) exceeds the average closing price in the period.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands):

	THREE MONTHS ENDED DECEMBER 31				SIX MONTHS ENDED DECEMBER 31
	2005		2004		2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic net income per share	7,095	$0.09	6,328	$0.08	7,087	$0.35	5,987	$0.36
Effect of dilutive securities, convertible debt and warrants	445	(0.01)	594	(0.01)	446	(0.02)	543	(0.03)

Diluted net income per share	7,540	$0.08	6,922	$0.07	7,533	$0.33	6,530	$0.33

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 - BUSINESS SEGMENTS

The company reports business segment information by geographic location. The following is a breakdown of relevant data by location.

	THREE MONTHS ENDED DECEMBER 31		SIX MONTHS ENDED DECEMBER 31
(Dollars in thousands)	2005	2004	2005	2004
Net Revenues
Rail City Casino	$6,572	$6,186	$12,690	$12,256
Sands Regency Casino/Hotel	7,759	7,406	17,307	16,408
Gold Ranch Casino and RV Resort	6,434	5,765	14,536	12,568
Dayton Depot Casino	1,499	—	1,861	—

	$22,264	$19,357	$46,394	$41,232

Income from operations
Rail City Casino	$1,446	$1,588	$3,218	$3,037
Sands Regency Casino/Hotel	33	89	1,573	1,412
Gold Ranch Casino and RV Resort	190	241	676	921
Dayton Depot Casino	434	—	525	—
Corporate	(722)	(548)	(1,350)	(875)

	$1,381	$1,370	$4,642	$4,495

Depreciation and amortization
Rail City Casino	$497	$522	$984	$1,009
Sands Regency Casino/Hotel	960	882	1,836	1,758
Gold Ranch Casino and RV Resort	191	137	419	275
Dayton Depot Casino	136	—	187	—
Corporate	7	(25)	14	19

	$1,791	$1,516	$3,440	$3,061

NOTE 4 - ADOPTION OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

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

In March 2005, the FASB issued Interpretation 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”. This interpretation clarified the term “conditional asset retirement obligation” and also clarified the requirement to recognize a liability for the fair value of such an obligation when incurred if the liability’s fair value can be reasonably estimated. The 2006 adoption of FIN 47 did not have a material impact on our consolidated statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this statement provides guidance on recording and disclosing changes in accounting estimates. We will adopt this statement on July 1, 2006 and do not expect its adoption to have a material effect on our financial statements.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 - STOCK-BASED COMPENSATION

On July 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”) which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the Modified Prospective Transition method such that SFAS No. 123R applies to new awards and to awards modified, repurchased or canceled after the effective date. The Company has equity incentive plans that provide for the issuance of stock options and/or restricted stock. Generally, stock options granted to employees fully vest four years from the grant date and in one year for directors and have a term of ten years. No new stock options were granted subsequent to July 1, 2005.

In September 2005, the Company issued 36,600 shares of restricted stock to employees. These shares vest 25% annually, starting one year from the date of grant. On November 7, 2005, the Company issued 17,500 shares of restricted stock to independent members of the board of directors vesting one year from the date of grant. On November 11 and November 16, 2005, 2,600 restricted shares of stock previously issued to employees were forfeited due to cancellation of employment with the Company. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants and awards are generally equal to the vesting period.

Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretation. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net income because the exercise price of its stock options equaled the market price of the underlying stock at the date of grant. Upon the adoption of SFAS 123R on July 1, 2005, compensation costs for the portion of unvested stock options for which the required service period has not been rendered that are outstanding as of July 1, 2005 shall be recognized as the remaining required services are rendered. The compensation costs relating to unvested awards are based on the grant date fair value of those awards as calculated under SFAS No. 123R.

For the three and six months ended December 31, 2005, compensation expense of $61,000 and $146,000 relate to stock options issued prior to July 1, 2005. A total of $196,000 of unrecognized compensation costs related to nonvested stock options is expected to be recognized over future periods. Costs associated with these expenses are included in general and administrative expenses.

For the three and six months ended December 31, 2005, $71,000 and $87,000 related to the grant of restricted stock in September and November 2005 is included in general and administrative expenses.

SFAS No. 123R requires the Company to present proforma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method. Had compensation costs under the Company’s plans been recorded last year, the effect on the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net Income, as reported	$498	$2,138
Total stock-based employee compensation expense determined under fair value method for all awards, net of income tax benefits	(33)	(79)

Pro forma net income	$465	$2,059

Earnings per share:
Basic-as reported	$0.08	$0.36

Basic-pro forma	$0.07	$0.34

Diluted-as reported	$0.07	$0.33

Diluted-pro forma	$0.07	$0.32

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6 - ACQUISITIONS

On September 1, 2005, the Company completed its acquisition of the assets of Dayton Depot and Red Hawk Sports Bar (“Dayton Depot Casino”) through its subsidiary, Dayton Gaming, Inc., a Nevada corporation, pursuant to an Asset Purchase Agreement dated February 28, 2005 (“the Agreement”).

The preliminary purchase price of $11 million (including acquisition costs) was calculated based on EBITDA (earnings before interest, taxes, depreciation and amortization) for Dayton Depot Casino for the twelve months preceding the closing date of the acquisition as prescribed in the Agreement. The purchase was funded with the payment of $10.5 million in cash and issuance of 69,438 shares of Company stock. The cash paid in connection with the transaction came primarily from an amended and restated credit facility (Note 8), which, in concert with the stock, funded the acquisition including net working capital. The Company stock issued to the seller contains a two year trading restriction from the date of the acquisition. The value of the stock issued in the transaction has been recorded at a 20% discount to market value to account for the impact of the trading restriction.

The purchase price of Dayton Depot Casino was preliminarily allocated based on the fair market value of assets acquired net of liabilities assumed. We have retained a third party valuation of significant identifiable assets acquired as well as other assets acquired and certain liabilities. The purchase price amount in excess of net assets acquired was allocated to goodwill. The following table includes total consideration paid including cash and company stock. The fair values of the assets acquired and liabilities assumed at the date of acquisition were:

Current assets other than cash	$51
Property and equipment	5,707
Goodwill	4,883
Intangibles	305
Other	107

Total assets acquired	11,053
Total current liabilities assumed	(12)

Net assets acquired	$11,041

The pro forma consolidated results of operations, as if the acquisition of Dayton Depot Casino had occurred on July 1, 2004, are as follows (in thousands except per share data):

	Six months ended December 31, 2005	Six months ended December 31, 2004
Net revenues	$47,308	$43,971
Net income	$2,565	$2,382
Basic net income per share	$0.36	$0.40
Diluted net income per share	$0.34	$0.37
Basic Shares Outstanding	7,087	5,987
Diluted Shares Outstanding	7,533	6,530

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 - INTANGIBLES AND GOODWILL

Intangible Balances

	December 31, 2005			June 30, 2005
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer list/relationships	$1,190	$843	$347	$1,190	$709	$481
Under-market land lease (1)	448	28	—	448	21	427
Non-compete agreement	45	3	42	—	—	—

	1,683	874	389	1,638	730	908

Indefinite-lived intangible assets:
Grandfathered gaming license	7,205	—	7,205	7,205	—	7,205
Trademark/tradename	4,479	—	4,479	4,303	—	4,303
Other	95	—	95	10	—	10

	11,779	—	11,779	11,518	—	11,518

	$13,462	$874	$12,168	$13,156	$730	$12,426

(1)	With the purchase of 2.58 acres of the land adjacent to Rail City Casino on December 20, 2005, for $901,000, the Company recorded a non-cash charge of $419,000 for the unamortized value of the under-market land lease relating to early termination of the lease on the land from the State of Nevada.

Amortization of Intangibles

The aggregate amortization expense was $64,000 and $154,000 for the three months ended December 31, 2005 and 2004. The aggregate amortization expense was $ 144,000 and $ 309,000 for the six months ended December 31, 2005 and 2004, respectively. Estimated amortization expense for the current and succeeding fiscal years is as follows:

(Dollars in thousands)	Fiscal Year	Amortization
	2006	$139	(6 Mos	)
	2007	$147
	2008	$81
	2009	$13
	2010	$9

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Goodwill Changes and Balance by Segment

(Dollars in thousands)	Rail City	Gold Ranch	Dayton Depot	Total
Balance at beginning of period	$17,624	$11,019	$—	$28,643
Dayton Depot Casino acquisition	—	—	4,745	4,745

Balance at December 31, 2005	$17,624	$11,019	$4,745	$33,388

NOTE 8 – RECENTLY AMENDED AND RESTATED CREDIT FACILITIES

In connection with the acquisition of Dayton Depot Casino, the Company executed an amended and restated syndicated financing arrangement (“Credit Agreement”) through Wells Fargo Bank. The Credit Agreement provides for a 5-year, $22,000,000 term loan collateralized by substantially all property and equipment of Zante, Inc., Plantation Investments, Inc., and Dayton Gaming, Inc., and the furniture, fixtures and equipment of Last Chance, Inc. The balance of the term loan was $20.3 million at December 31, 2005 and $16.1 million at June 30, 2005. The loan has a variable interest rate based on LIBOR or the U.S. Prime Index plus an applicable margin as detailed in the Credit Agreement. The interest rate at December 31, 2005 was LIBOR plus 2.25% or Prime plus .75%. The interest rate at June 30, 2005 was LIBOR plus 2% or Prime plus .5%. At December 31, 2005 and June 30, 2005, the weighted average interest rate on the term loan was 7.08% and 5.38% respectively. The loan has a 5-year amortization schedule, and matures on September 1, 2010, with interest and any unpaid principal due and payable on that date. Additionally, as part of the Credit Agreement, the Company secured a Wells Fargo Bank syndicated, 5-year $25,000,000 revolving credit facility with collateralization and terms which are substantially similar to the term loan. The balance of the revolving credit facility was $ 9.1 million at December 31, 2005 and $ 3.4 million at June 30, 2005. The weighted average interest rate on the revolving credit facility at December 31, 2005 and June 30, 2005 was 7.02% and 6.50% respectively. The credit facility requires interest-only payments and matures September 1, 2010, with interest and any unpaid principal due and payable on that date. Together, the bank term loan and revolving credit facility requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at December 31, 2005. For a more complete description of the credit facilities, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

NOTE 9 – SUBSEQUENT EVENTS

As of the filing of this report, the scope of the expansion of the Rail City Casino has been increased and the budgeted project costs have been revised to approximately $13.8 million versus the previous estimate of $8.5 million. Increased construction costs, refinements to the project scope, careful sequencing of construction activity to minimize the impact of construction and the acquisition of additional land for customer parking, during and after the construction of the expansion, are the primary drivers of the increased cost estimates. As previously announced in the Company’s filing on Form 8-K dated March 21, 2006, Plantation Investments, Inc., a subsidiary of the Company, has contracted to purchase a .5 acre site that is adjacent to the casino which currently has a 27 unit motel on the site for $1.3 million. The company plans to demolish substantially all of the motel units for additional customer parking during construction and continuing once the expansion is completed. Closing of the transaction is scheduled to occur on or before April 3, 2006.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Sands Regent and its subsidiaries (the “Company”, “we”, “our”, or “us”) operate the Rail City Casino (“Rail City”) in Sparks, Nevada, the Sands Regency Casino Hotel (the “Sands”) in downtown Reno, Nevada, the Gold Ranch Casino and RV Resort (the “Gold Ranch”) on Interstate-80 in Verdi, Nevada and, effective September 1, 2005, the Dayton Depot Casino and Red Hawk Sports Bar (“Dayton Depot Casino”) in Dayton, Nevada. The Sands has 833 hotel rooms and 5 restaurants, including Tony Roma’s Famous for Ribs, Mel’s the Original diner, and Arby’s. It has a full selection of gaming options, including 544 slot machines, 17 table games, poker, keno, bingo, and a sportsbook operated by a third party. Additionally, the Sands has a Just for Laughs’ comedy club, a cabaret lounge, and a health spa.

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

On September 1, 2005, the Company acquired Dayton Depot Casino in Dayton, Nevada. Dayton Depot has 16,000 square feet of casino and a family-style restaurant, two bars, 250 slot machines and a sportsbook operated by a third party. The Red Hawk Sports Bar, located across Highway 50 from the Depot Casino, houses 33 slot machines and a convenience store. The results of operations for the three months and six months ended December 31, 2005 include the results of Dayton Depot Casino beginning September 1, 2005.

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

Results of Operations – Comparisons of Three Months and Six Months ended December 31, 2005 and 2004.

CONSOLIDATED RESULTS. For the three months and six months ended December 31, 2005, the Company’s consolidated net revenues increased 15.0% and 12.6% from $19.4 million to $22.2 million and from $41.2 million to $46.4 respectively, million compared to the same periods of the prior year.

On a by-property basis, the net revenue for Rail City increased 6.2% and 3.5% from the corresponding three months and six months of the prior year, while net revenue for the Sands increased 4.7% and 5.5% from the corresponding three months and six months of the prior year. Gold Ranch net revenue increased 11.6% and 15.7% from the corresponding three month and six months of the prior year, attributable to increases in the retail price of gasoline. Consolidated net revenues include Dayton Depot Casino which was acquired by the Company on September 1, 2005. The factors that are attributed to the financial results of the business are discussed below. The Company’s consolidated income from operations was $1.4 million for the quarter ended December 31, 2005 and $4.6 million for the six months ended December 31, 2005 compared to $1.4 million and $4.5 million for the respective periods of the prior year. Rail City achieved income from operations of $1.4 million and $3.2 million for the three and six months ended December 31, 2005, a 10.0% decrease and 6.0% increase compared to the same periods of the prior year. The Sands achieved income from operations of $33,000 and $1.6 million, a 70.0% decrease and 11.4% increase from the same periods of the prior year. Income from operations at Gold Ranch for

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the three months of $190,000 and $676,000 six months ended December 31, 2005 represents a 26.8% and 36.2% decrease for the same three months and six month periods of the prior year. Rising gasoline prices contributed to decreases in weekend traffic on Interstate-80 which resulted in an adverse impact to Gold Ranch. The competitive nature of gasoline prices does not allow the property to increase its profit margins in spite of increased retail pricing. Total gallons of gasoline pumped at Gold Ranch, a key indicator of customer traffic to the property, decreased 11.6% from the same period in the prior year. Consolidated income from operations includes a partial quarter of Dayton Depot Casino. Dayton Depot Casino was acquired by the Company on September 1, 2005.

Corporate expenses increased to $721,000 and $1,350,000 for the three and six months ended December 31, 2005, compared to $548,000 and $875,000 for the same periods of the prior year. Increases from the prior period reflect the implementation in the current quarter and six months ended of the requirements of SFAS 123R “Share-Based Payment” of $61,000 and $146,000 for stock options issued prior to July 1, 2005 and $71,000 and $87,000 for current year grants of restricted stock and $31,000 and $65,000 for accrued management incentive awards to be awarded in the future based on fiscal 2006 performance. The following amounts, net of tax effects, were allocated to the various properties and are included in General and Administrative Expenses: Sands Regency - $27,000; Gold Ranch - $6,200; Rail City Casino - $12,250; and Dayton Depot Casino - $5,100. In addition, the Company incurred $121,000 and $263,000 for the three months and six months ended December 31, 2005 of costs related to preparation to meet the new internal control requirements of the Sarbanes-Oxley Act of 2002.

The Company had consolidated net income of $603,000 and $2.5 million, or $.09 per share ($.08 diluted) and $.35 per share ($.33 diluted), for the three months and six months ended December 31, 2005, compared to $498,000 and $ 2.1 million, or $.08 per share ($.07 diluted) and $.36 per share ($.33 diluted), for the three months and six months December 31, 2004.

RAIL CITY CASINO

The following table highlights Rail City Casino’s sources of revenues and expenses for the periods indicated:

	THREE MONTHS ENDED DECEMBER 31			SIX MONTHS ENDED DECEMBER 31
(Dollars in thousands)	2005	2004	PERCENT	2005	2004	PERCENT
Gaming revenues	$6,120	$5,572	9.8%	$11,719	$11,065	5.9%
Gaming expenses	$2,128	$2,012	5.8%	$4,153	$4,123	0.7%
Expense margin	34.8%	36.1%		35.4%	37.3%
Food and beverage revenues	$1,186	$1,278	-7.2%	$2,367	$2,554	-7.3%
Food and beverage expenses	$835	$811	3.0%	$1,646	$1,614	2.0%
Expense margin	70.4%	63.5%		69.5%	63.2%
Total net revenues	$6,572	$6,186	6.2%	$12,690	$12,256	3.5%
Total operating expenses	$5,126	$4,598	11.5%	$9,472	$9,219	2.7%
Expense margin	78.0%	74.3%		74.6%	75.2%
Maintenance and utilities	$344	$327	5.2%	$717	$697	2.9%
Percent of net revenues	5.2%	5.3%		5.7%	5.7%
General and administrative	$892	$917	-2.7%	$1,526	$1,754	-13.0%
Percent of net revenues	13.6%	14.8%		12.0%	14.3%

RAIL CITY CASINO. Gaming revenue of $ 6.1 million and $ 11.7 million for the three months and six months ending December 31, 2005 reflects a 9.8% and 5.9% increase or $ 548,000 and $ 654,000 from the three months and six months ended December 31, 2004. The slot machine win percentage remained constant for the three months and six months ended December 31, 2005 and 2004. However, the total coin-in, an indicator of total slot

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

machine wagering, increased $2.1 million and $1.9 million for the three months and six months ended December 31, 2005 to $104.2 million and $109.5 million compared to the same periods in 2004. The win percentage which remained consistent with the prior year quarter on increased total coin-in, represents the total increased gaming revenue for three months and six months ended December 31, 2005.

Gaming operating expenses for the three and six months ended December 31, 2005 were $2.1 million, and $4.1 million, compared to $2.0 and $4.1 for the same periods a year ago, an increase of $116,000 and $30,000 respectively.

Food and beverage revenue of $1.1 million and $2.3 million for the three and six months ended December 31, 2005 decreased $92,000 from $1.2 million and $187,000 from $2.5 million for the same periods in 2004. Cover counts (number of meals served) for the three months and six months ended December 31, 2005 are 14.0% and 12% less than for the same periods one year ago.

General and administrative expenses for the three months and six months ended December 31, 2005 were $892,000 and $1.5 million compared to $917,000 and $1.8 million for same period a year ago, a decrease of $25,000 and $228,000 respectively. The decrease was primarily attributable to payroll and related tax and benefit reductions of $116,000. Since the beginning of the current 2006 fiscal year, the property had several temporary vacancies in management positions that have been subsequently filled.

On December 20, 2005, Plantation Investments Inc., a subsidiary of The Sands Regent purchased 2.58 acres of land adjacent to the Rail City Casino for a total price of $901,000. The land will be utilized in the expansion of the casino and food and beverage operations at Rail City, with plans to expand floor space by 23,500 square feet under a revised budget of $13.8 million. Initially, the property’s current 650 slot machines will be increased to 850, with ultimate plans for a total of 1,000 games. Pending completion of the permit process with the City of Sparks, management plans to begin a six-month, phased construction process in mid calendar year 2006. Included in the scope of the expansion will be an additional restaurant and bar venue. Upon close of escrow, the Company recorded a $419,000 non-cash charge to income for the unamortized value of the intangible asset relating to the early termination of the lease from the State of Nevada which is included in total operating expenses.

There can be no assurance that the construction process will proceed as currently planned due to factors outside the Company’s control. As of the filing of this report, the scope of the expansion has been increased and the budgeted project costs have been revised to be approximately $13.8 million versus the previous estimate of $8.5 million. Increased construction costs, refinement of the project scope, careful sequencing of construction activity to minimize customer inconvenience and the acquisition of additional land for customer parking are the primary drivers of the increased cost estimates. As previously announced, Plantation Investments, Inc., a subsidiary of the Company, has contracted to purchase a .5 acre site that is adjacent to the casino which currently has a 27 unit motel on the site for $1.3 million. The company plans to demolish substantially all of the motel units for additional customer parking during construction and continuing once the expansion is completed. Closing of the transaction is scheduled to occur on or before April 3, 2006.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SANDS REGENCY HOTEL AND CASINO

The following table highlights the Sands’ sources of revenues and expenses for the periods indicated:

	THREE MONTHS ENDED DECEMBER 31			SIX MONTHS ENDED DECEMBER 31
(Dollars in thousands)	2005	2004	PERCENT	2005	2004	PERCENT
Gaming revenues	$5,409	$5,069	6.7%	$11,356	$10,459	8.6%
Gaming expenses	$2,505	$2,323	7.8%	$5,113	$4,747	7.7%
Expense margin	46.3%	45.8%		45.0%	45.4%
Lodging revenues	$1,794	$1,718	4.4%	$4,799	$4,565	5.1%
Lodging expense	$914	$894	2.2%	$1,936	$1,934	0.1%
Expense margin	50.9%	52.0%		40.3%	42.4%
Food and beverage revenues	$1,011	$1,097	-7.8%	$2,286	$2,407	-5.0%
Food and beverage expenses	$763	$784	-2.7%	$1,678	$1,601	4.8%
Expense margin	75.5%	71.5%		73.4%	66.5%
Total net revenues	$7,759	$7,406	4.8%	$17,307	$16,408	5.5%
Total operating expenses	$7,726	$7,317	5.6%	$15,733	$14,996	4.9%
Expense margin	99.6%	98.8%		90.9%	91.4%
Maintenance and utilities	$927	$882	5.1%	$1,923	$1,822	5.5%
Percent of net revenues	11.9%	11.9%		11.1%	11.1%
General and administrative	$1,519	$1,424	6.7%	$2,978	$2,868	3.8%
Percent of net revenues	19.6%	19.2%		17.2%	17.5%

SANDS REGENCY HOTEL AND CASINO. Net revenue for the Sands Regency was $7.8 million and $17.3 million for the three months and six months ended December 31, 2005. This represents a 4.8% increase and 5.6% increase over the net revenue of $7.4 million and $16.4 million for the three months and six months ended December 31, 2004. Gaming revenue for the three months and six months ended December 31, 2005 increased 6.7% and 8.6% over the prior year periods. The increase in gaming revenue is comprised of a increase of $114,623 and $474,429 in slot revenue to $1.2 million and $8.7 million for the three months and six months ended December 31, 2005, compared to $1.0 million and $8.3 million for the prior year periods. Live poker generated revenue of $121,000 and $238,000 for the three months and six months ended December 31, 2005 and was not offered in the prior year periods. Keno revenue for the three months and six months ending December 31, 2005 was $82,000 and $140,000. Keno is currently operated by the Company compared to having been a leased operation in the prior year period.

Gaming expenses for the three months and six months ended December 31, 2005 were $2.5 million and $5.1 million an increase of 8.0% and 7.7%, from the prior year periods. Increased expenses are related to the addition of poker and the return of keno to a Company offered product.

Lodging revenue for the three months and six months ending December 31, 2005 were $1.8 million and $4.8 million, an increase of 4.4% and 5.1% over the prior year periods. Hotel room occupancy was 78.8% and 86.0% for the three months and six months ended December 31, 2005, compared to 77.6% and 84.6% for the same periods of the prior year. Average daily room rate increased 5.0% and 4.0% from the prior year periods.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOLD RANCH CASINO AND RV RESORT

The following table highlights Gold Ranch’s sources of revenues and expenses for the periods indicated:

	THREE MONTHS ENDED DECEMBER 31			SIX MONTHS ENDED DECEMBER 31
(Dollars in thousands)	2005	2004	PERCENT	2005	2004	PERCENT
Gaming revenues	$1,365	$1,266	7.8%	$2,920	$2,807	4.0%
Gaming expenses	$510	$471	8.3%	$1,045	$931	12.2%
Expense margin	37.4%	37.2%		35.8%	33.2%
Lodging revenues	$70	$91	-23.1%	$252	$298	-15.4%
Lodging expense	$38	$42	-9.5%	$90	$107	-15.9%
Expense margin	54.3%	46.2%		35.7%	35.9%
Food and beverage revenues	$441	$411	7.3%	$957	$872	9.7%
Food and beverage expenses	$262	$270	-3.0%	$581	$588	-1.2%
Expense margin	59.4%	65.7%		60.7%	67.4%
Fuel and convenience store revenues	$4,696	$4,080	15.1%	$10,658	$8,783	21.3%
Fuel and convenience store expenses	$4,533	$3,915	15.8%	$10,266	$8,388	22.4%
Expense margin	96.5%	96.0%		96.3%	95.5%
Total net revenues	$6,434	$5,765	11.6%	$14,536	$12,568	15.7%
Total operating expenses	$6,244	$5,524	13.0%	$13,860	$11,647	19.0%
Expense margin	97.0%	95.8%		95.3%	92.7%
Maintenance and utilities	$170	$173	-1.7%	$363	$355	2.3%
Percent of net revenues	2.6%	3.0%		2.5%	2.8%
General and administrative	$547	$510	7.3%	$1,096	$991	10.6%
Percent of net revenues	8.5%	8.8%		7.5%	7.9%

GOLD RANCH CASINO AND RV RESORT. For the three months and six months ending December 31, 2005, Gold Ranch had net revenue of $6.4 million and $14.5 million, compared to $5.8 million and $12.6 million for prior year periods. Gold Ranch gasoline revenues were 23.0% and 29.0% higher during the three months and six months ended December 31, 2005, resulting from increases in the retail price of gasoline, which averaged $2.73 and $1.75 per gallon versus $2.03 and $2.29 in the same periods of the prior year. Gasoline gallons sold were 7% and 5% lower for the three months and six months ended December 31, 2005, compared to the same periods last year due, to the increasing cost of fuel that resulted in reduced traffic counts on I-80, immediately adjacent to the property.

Gaming revenue for Gold Ranch, comprised principally of slot machine revenue, increased to $1.4 million and $2.9 million in the three months and six months ended December 31, 2005 compared to $1.3 million and $2.8 million for the prior year periods. During the three months and six months ending December 31, 2005, the property increased its marketing and promotional activities in an effort to increase tracked customer play. However, the continued escalation in the retail price of gas and the resulting decrease in traffic offset much of the growth achieved in tracked customer play. The Company believes and historical performance of the property has shown that there is a relationship between gasoline gallons sold and gaming revenue.

Gold Ranch income from operations for the three months and six months ended December 31, 2005 was $190,000, and $676,000 a $51,000 decrease from $241,000 and $245,000 decrease from $921,000 in the same periods of the prior year. The decline in Gold Ranch’s income from operations was primarily due to a $63,000 increase in marketing costs intended to provide incentives to encourage customers to sign up for the Slot Club, to use the facilities and to increase the number of customers in the database. In addition, depreciation expense increased $90,000 resulting from the installation in the spring of 2005 of an automated slot customer tracking system.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DAYTON DEPOT CASINO

The operating results of Dayton Depot Casino which was acquired on September 1, 2005, are reflected below. The following table highlights Dayton Depot Casino’s sources of revenues and expenses for the three months and six months ended December 31, 2005:

	THREE MONTHS ENDED DECEMBER 31			SIX MONTHS ENDED DECEMBER 31
(Dollars in thousands)	2005	2004	PERCENT	2005	2004	PERCENT
Gaming revenues	$1,282	—	—	$1,594	—	—
Gaming expenses	$427	—	—	$558	—	—
Expense margin	33.3%			35.0%
Food and beverage revenues	$274	—	—	$348	—	—
Food and beverage expenses	$215	—	—	$249	—	—
Expense margin	78.5%			71.6%
Total net revenues	$1,499	—	—	$1,861	—	—
Total operating expenses	$1,065	—	—	$1,336	—	—
Expense margin	71.0%			71.8%
Maintenance and utilities	$69	—	—	$81	—	—
Percent of net revenues	4.6%			4.4%
General and administrative	$168	—	—	$199	—	—
Percent of net revenues	11.2%			10.7%

We are implementing a new operating strategy at Dayton Depot Casino that includes upgrading slot products, implementing marketing and promotional programs that have been successful for the other properties within the Company, finalizing design and remodeling of the restaurant and a new slot player tracking system installed in January 2006.

CORPORATE COSTS. Corporate costs include the salaries and benefits of corporate officers and management, public company reporting costs, and related legal and accounting fees. Corporate costs were $722,000 and $1,350,000 for the three months and six months ended December 31, 2005, compared to $548,000 and $875,000 for the prior year periods.

The $174,000 and $475,000 increase for the three months and six months ended December 31, 2005, is primarily due to $121,000 and $263,000 of costs directly attributable to fees to outside professionals retained to assist in compliance with the new internal controls requirements of the Sarbanes – Oxley Act of 2002 (“SOX”), specifically SOX Section 404. There were no outside costs relating to SOX compliance in the three months and six months ended December 31, 2004. The Company currently qualifies as a non-accelerated filer. The Securities and Exchange Commission recently extended the required compliance dates for non-accelerated filers, and we are now required to report on our systems of internal controls (SOX 404) as of June 30, 2008. The Company has begun to shift the emphasis of the SOX 404 effort to be more focused on internal resources and reduced use of outside professionals. In addition, management compensation expense related to the adoption of SFAS 123R “ShareBased Payment” totaled $ $65,000 and $168,000 ($132,000 and $233,000 on a consolidated basis) for the three months and six months ended December 31, 2005. There was no management compensation expense related to SFAS 123R in the same periods of the prior year. For further explanation of the compensation expense related to SFAS 123R and those that are the recipients under the plans, refer to Note 5.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST EXPENSE. Interest expense was $434,000 and $ 862,000 for the three months and six months ended December 31, 2005, compared to $799,000 and $1.4 million for the same periods in 2004. The decrease of $365,000 and $538,000 for the three months and six months ended December 31, 2005, are primarily due to several factors listed below.

•	Interest expense in the three months and six months ended December 31, 2004 includes $252,000 of accelerated interest on the portion of the convertible debt which was converted to equity as outlined in the Company’s Form 10-Q dated December 31, 2004, Note 6.

•	Long term debt for the quarters ending September 30, 2004 and December 31, 2004 was $34.9 million and $23.2 million compared to $28.8 million and $29.9 million for the same periods in 2005. The majority of the reduction occurred in November and December 2004 due to issuance of 1,120,000 shares of common stock and conversion of additional debt of $1.1 million by Mr. Belding. Please refer to the Company’s Form 10-Q dated December 31, 2004 for more information on the long term debt.

•	Weighted average interest rates on both the term loan and revolving credit facility for the quarters ended September 30, 2004 and December 31,2004 were 5.40% and 5.44% as compared to 6.47% and 7.05% for the same periods in 2005. Please refer to the Company’s Form 10-Q dated December 31, 2004 for additional information regarding the credit facilities.

Had the accelerated interest not been recorded, interest expense for the three months and six months ended December 31, 2004, would have been approximately $500,000 and $1.1 million as compared to $434,000 and $862,000. The decrease of $66,000 and $238,000 is due to the higher long term debt balances in 2004.

Our long-term debt balance at December 31, 2005 of $29.9 million, includes $10.5 million incurred on September 1, 2005, in connection with the acquisition of Dayton Depot Casino. This represents an increase of $6.7 million for the same period in 2004.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At December 31, 2005, the Company’s cash and cash equivalents were $6.3 million, an increase of $3 million from June 30, 2005. We had negative working capital of $1.5 million as of December 31, 2005, consistent with our policy to use any available cash, which is not needed in operations, to pay down our line of credit to minimize interest expense. At December 31, 2005, the Company had $15.9 million of borrowings available under its revolving credit facility.

Cash flow from operations provided $6.3 million during the six month period ended December 31, 2005, compared to $4.5 million for the corresponding period of the prior year. This was primarily attributable to a $1.3 million increase in accrued expenses when compared to June 30, 2005. To facilitate a transition to a new accounting system on July 1, 2005, all invoice payments were expedited at June 30, 2005. This resulted in lower accrued expenses and accounts payable at June 30, 2005. To appropriately gain visibility into the true net change between June 30, 2005 and December 31, 2005, combining accounts payable and other accrued expenses provides a net increase of $1.3 million primarily attributable to increases in accrued gaming taxes and licenses, accrued salaries and wages and accounts payable.

Investing activities accounted for a $13.6 million of cash for the six months ended December 31, 2005, compared with $2.3 million for the six months ended December 31, 2004. The difference represents the net cash paid for the purchase of Dayton Depot Casino on September 1, 2005 and an increase in investment of property and equipment. Financing activities accounted for $10 million of cash inflows during the six month period ended December 31, 2005, compared to a $4 million cash outflow for the six month period ended December 31, 2004. The change from the prior period related to the purchase of the Dayton Depot Casino. The purchase was funded with the payment of $10.5 million in cash and issuance of 69,438 shares of Company Stock. The cash paid in connection with the transaction came primarily from an amended and restated credit facility (See Note 8).

Our amended and restated bank term loan and revolving credit facility, which totaled $47.0 million as of December 31, 2005, requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at December 31, 2005.

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

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of December 31, 2005.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long term debt	$29,944,845	$3,992,072	$10,065,273	$15,887,500	$—
Interest on long-term debt(1)	8,515,751	2,239,710	3,892,916	2,383,125	—
Operating Leases(2)	9,775,068	575,004	1,725,012	1,150,008	6,325,044
Other(3)	4,868,869	236,015	612,062	472,030	3,548,762

	$53,104,533	$7,042,801	$16,295,263	$19,892,663	$9,873,806

(1)	Interest is calculated by assuming a weighted average interest rate of 7.5% of the current December 31, 2005 balance less payouts until maturity. All long-term debt matures within 5 years.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(2)	Represents contractual lease obligations to Prospector Gaming Enterprises (“PGE”) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without major expansion of the gaming facilities.

(3)	Represents management fees due to PGE in connection with the RV park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors described below under “Risks Related to our Business”, as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission. The Securities and Exchange Commission has issued amendments to Form 10-K requiring disclosure of risk factors for filers that have fiscal years ending on or after December 31, 2005. The disclosure required in the Form 10-Q must be included only after the disclosure in the Form 10-K. Since the Company’s Annual Form 10-K ends June 30, 2006, we will comply with the amended disclosure requirement in that report and in subsequent Form 10-Q’s.

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

The gaming industry is highly competitive. As new casinos are developed in the Reno area and competitive pressures from California Native American casinos increase, other Reno area casinos may intensify their targeting of the Reno area resident market, which is one of our key markets. Increased competitive pressures in the local market could adversely impact our ability to continue to attract local residents to our facilities, or require us to use more expensive and therefore less profitable promotions to compete more efficiently. In addition, Native American gaming facilities in California and other jurisdictions in some instances operate under regulatory requirements less stringent than those imposed on Nevada licensed casinos, which could afford them a competitive advantage in our markets.

Our business may be adversely impacted by expanded Native American gaming operations in California and the Pacific Northwest.

Our largest sources of tourist customers are California and the Pacific Northwest, including a large number who drive to Reno from the San Francisco and Sacramento metropolitan areas. The expansion of Native American casinos in California, Oregon and Washington will be significant on the Reno-Tahoe market. For example, Thunder Valley Casino, a large new Native American casino opened June 9, 2003, 100 miles west of Reno in Rocklin, California. California’s well-documented budgetary problems have state officials renegotiating certain contracts with Native American casinos. Several contracts have already been changed to allow for additional slot machines. The effect of increased gaming in California and other states is difficult to predict. However, our business would be adversely impacted if Thunder Valley and other casinos attract patrons who would otherwise travel to Reno. In addition, a significant portion of our customer base is made up of Reno area residents. Several of the existing Reno area casinos are expanding and another competitor has announced plans to build a new casino and hotel in Reno as well. The impact of these could adversely impact our business and financial results in the future. In addition, if other Reno area casinos lose business due to competition from Native American casinos, they may intensify their marketing efforts to Reno area residents which could potentially materially and adversely impact our business and financial results.

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

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. If the State of Nevada or the cities or counties in which we operate were to increase gaming taxes and fees, our results of operations could be adversely affected.

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

At December 31, 2005, we had total consolidated long-term debt, less current maturities, of approximately $29.9 million. We expect that our long-term indebtedness will substantially increase in connection with the capital expenditures we anticipate making as a result of our planned expansion, development and renovation projects. Our substantial indebtedness could have important consequences. For example it could:

•	make it more difficult for us to satisfy our obligations under our current indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flows to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. Failure to comply with these covenants could result in an event of default. which, if not cured or waived, could have a significant adverse effect on us

We may be unable to successfully integrate the operations of our recent and future acquisitions and/or experience significant charges to earnings as a result of the acquisition that may adversely affect our stock price and financial condition.

We have experienced significant growth due to our recent acquisition of gaming facilities, which is a key strategy to our long term growth plans. The future success of the Company’s acquisitions will depend on a number of factors, including the successful integration of the newly acquired operations with existing operations. Potential difficulties of combining operations of acquirees with that of the Company include, among others:

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

In addition, as a result of the recent acquisitions we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include due diligence costs, transaction costs or closure costs. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs. Charges that we may incur in connection with acquisitions could adversely affect our results of operations.

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

On February 6, 2006, the Company’s Audit Committee commenced the independent investigation it announced it would undertake in its Form 12(b)-25 filing dated February 14, 2006 and has completed its investigation. The Audit Committee was aided in its review by outside counsel and a forensic accountant. During its investigation, the Audit Committee did not become aware of any facts that caused it to believe that there was any material misstatement or omission in the Company’s previously issued financial statements or that otherwise would necessitate a restatement of any of the Company’s previously issued financial statements. Consequently, no restatement of any previously issued financial statements will be made. With the filing of the Form 10-Q, the Company will regain compliance with Marketplace Rule 4310(c)(14), and will notify the NASDAQ Listing Qualifications Panel of this development.

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

During the first quarter of fiscal 2006, the Company implemented the Microsoft Great Plains financial accounting and reporting system at all of its business units. The Company plans to continue to implement additional modules of the system through fiscal year 2006. Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal controls during the period of change.

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

On November 7, 2005, the Company conducted its annual meeting in Reno, Nevada, in which one proposal was put before the shareholders.

Proposal 1

To elect a board of seven directors, each serving for a one-year term or until their respective successors are duly elected and qualified. The proposal passed as follows:

Votes Cast	For	Against	Abstain or withheld
Jon N. Bengston	5,651,363	23,987	—
Louis J. Phillips	5,291,168	384,182	—
Larry Tuntland	5,628,917	46,433	—
David R. Grundy	5,651,063	24,287	—
Douglas M. Hayes	5,651,363	23,987	—
Ferenc B. Szony	5,650,063	25,287	—
Pete Cladianos III	5,582,817	92,533	—

Item 5.	Other Information

None.

Item 6.	Exhibits

( a ) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( b ) Reports on Form 8-K

None

THE SANDS REGENT AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT (Registrant)

Date: March 22, 2006	By:	/S/ Ferenc B. Szony
Ferenc B. Szony, President and Chief Executive Officer

Date: March 22, 2006	By:	/S/ Cornelius T. Klerk
Cornelius T. Klerk, Chief Financial and Principal Accounting Officer