Form 10-Q/A
period 2005-12-31
SANDS REGENT
filed 2006-03-24
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Amendment No. 1 to the Form 10-Q

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of the Sands Regent for the quarterly period ended December 31, 2005 is being filed for the purpose of amending and restating Items 2 and 6. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Items 2 and 6, as amended, is set forth herein. This Amendment is specific to the text of the fourth sentence of the first paragraph of the Sands Regency Hotel and Casino Management Discussion and Analysis of Financial Condition and Results of Operations. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of The Sands Regent’s Quarterly Report on Form 10-Q is unchanged and is not reproduced in this Amendment No. 1. This report speaks as of the original filing date of the form 10-Q and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

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

Gaming operating expenses for the three and six months ended December 31, 2005 were $2.1 million, and $ 4.1 million, compared to $ 2.0 and $ 4.1 for the same periods a year ago, an increase of $ 116,000 and $ 30,000 respectively.

Food and beverage revenue of $1.1 million and $2.3 million for the three and six months ended December 31, 2005 decreased $92,000 from $1.2 million and $187,000 from $2.5 million for the same periods in 2004. Cover counts (number of meals served) for the three months and six months ended December 31, 2005 are 14.0% and 12% less than for the same periods one year ago.

General and administrative expenses for the three months and six months ended December 31, 2005 were $892,000 and $1.5 million compared to $917,000 and $1.8 million for same period a year ago, a decrease of $25,000 and $ 228,000 respectively. The decrease was primarily attributable to payroll and related tax and benefit reductions of $116,000. Since the beginning of the current 2006 fiscal year, the property had several temporary vacancies in management positions that have been subsequently filled.

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

SANDS REGENCY HOTEL AND CASINO. Net revenue for the Sands Regency was $7.8 million and $17.3 million for the three months and six months ended December 31, 2005. This represents a 4.8% increase and 5.6% increase over the net revenue of $7.4 million and $16.4 million for the three months and six months ended December 31, 2004. Gaming revenue for the three months and six months ended December 31, 2005 increased 6.7% and 8.6% over the prior year periods. The increase in gaming revenue is comprised of a increase of $840,000 and $1.1 million in slot revenue to $4.1 million and $8.7 million for the three months and six months ended December 31, 2005, compared to $3.3 million and $7.6 million for the prior year periods. Live poker generated revenue of $121,000 and $238,000 for the three months and six months ended December 31, 2005 and was not offered in the prior year periods. Keno revenue for the three months and six months ending December 31, 2005 was $82,000 and $140,000. Keno is currently operated by the Company compared to having been a leased operation in the prior year period.

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

PART II OTHER INFORMATION

Item 6.	Exhibits

( a ) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

THE SANDS REGENT AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT (Registrant)

Date: March 24, 2006	By:	/S/ Ferenc B. Szony
Ferenc B. Szony, President and Chief Executive Officer

Date: March 24, 2006	By:	/S/ Cornelius T. Klerk
Cornelius T. Klerk, Chief Financial and Principal Accounting Officer