Form 10-Q/A
period 2005-09-30
SANDS REGENT
filed 2006-06-27
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q filed November 21, 2005)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Date: September 30, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 000-14050

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

Large accelerated filer ☐                     an accelerated filer ☐                     or a non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 19, 2006, the registrant had outstanding 7,126,391 shares of its common stock, $.10 par value.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of The Sands Regent (the “Company”) for the quarterly period ended September 30, 2005, which was originally filed on November 21, 2005, is being filed to reflect the restatement of the Company’s condensed consolidated financial statements as of September 30, 2005 and for the three month period then ended, as discussed in Note 9 to the Company’s condensed consolidated financial statements included in Item 1. The Company has also amended the applicable disclosures in Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Item 4, “CONTROLS AND PROCEDURES”.

Management has concluded, based on the circumstances involving the restatement of the aforementioned financial statements that, as of September 30, 2005, material weaknesses in internal control over financial reporting existed with respect to the design and implementation of the Company’s internal controls over financial reporting. As a result of these material weaknesses, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005. See Item 4, “CONTROLS AND PROCEDURES”.

For more information relating to the effect of the restatement, see the following items in this report:

•	Item 1. Financial Information

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4. Controls and Procedures

This Amendment No. 1 amends and restates the Form 10-Q in its entirety. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as previously described and set forth hereinafter. In addition, the filing of this amendment to the Form 10-Q shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made therein not misleading. This Form 10-Q/A (Amendment No. 1) should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

THE SANDS REGENT

FORM 10-Q/A

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)	2005	2004
	(As restated – See Note 9)
Operating revenues
Gaming	$13,420	$12,424
Lodging	3,187	3,054
Food and beverage	3,046	3,047
Fuel and convenience store	5,964	4,703
Other	503	479

Gross revenues	26,120	23,707
Promotional allowances	1,988	1,832

Net revenues	24,132	21,875

Operating expenses
Gaming	5,293	4,995
Lodging	1,074	1,105
Food and beverage	2,079	1,938
Fuel and convenience store	5,738	4,473
Other	165	157
Maintenance and utilities	1,575	1,492
General and administrative	3,382	3,045
Depreciation and amortization	1,650	1,545

	20,956	18,750

Income from operations	3,176	3,125

Other income (expense)
Interest expense	(428)	(606)
Other, net	9	(46)

Other income (expense), net	(419)	(652)

Income before income taxes	2,757	2,473
Income tax provision	(933)	(833)

Net income	$1,824	$1,640

Net income per share
Basic	$0.26	$0.29
Diluted	$0.24	$0.27
Weighted average shares outstanding
Basic	6,996,409	5,646,555
Diluted	7,459,005	6,118,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands except share data)	SEPTEMBER 30, 2005	JUNE 30, 2005
	(As restated – See Note 9)
ASSETS
Current Assets:
Cash and cash equivalents	$4,748	$3,272
Accounts receivable, net	751	580
Inventories	682	692
Prepaid expenses and other current assets	2,152	1,805

Total current assets	8,333	6,349

Property and equipment:
Land	12,307	10,007
Buildings and improvements	46,548	43,597
Equipment, furniture and fixtures	28,332	27,264
Leasehold improvements	178	178
Construction in progress	2,122	854

Total property and equipment	89,487	81,900
Less accumulated depreciation and amortization	44,270	42,992

Property and equipment, net	45,217	38,908

Other assets:
Goodwill	32,747	28,642
Other intangibles	12,760	12,426
Other	1,177	1,202

Total other assets	46,684	42,270

Total assets	$100,234	$87,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,287	$2,578
Accrued salaries, wages and benefits	2,039	1,884
Other accrued expenses	1,730	398
Federal income tax payable	738	774
Deferred federal income tax liability	388	338
Current maturities of long-term debt	3,459	2,198

Total current liabilities	10, 641	8,170
Long-term debt	25,360	17,744
Deferred federal income tax liability	2,354	2,209

Total liabilities	38,355	28,123

Stockholders Equity:
Common stock ($.10 par value, 20,000,000 shares authorized; 9,482,714 and 9,376,766 shares issued)	948	938
Additional paid-in capital	27,579	26,938
Retained earnings	55,710	53,886

	84,237	81,762
Treasury stock (at cost; 2,403,000 shares)	(22,358)	(22,358)

Total stockholders’ equity	61,879	59,404

Total liabilities and stockholders’ equity	$100,234	$87,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)	2005	2004
	(As restated – See Note 9)
Operating Activities
Net income	$1,824	$1,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,650	1,545
(Gain) loss on disposal of property and equipment	(9)	46
Share-based compensation expense	134	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(171)	81
Decrease in inventories	34	38
(Increase) decrease in prepaid expenses and other current assets	(197)	239
Decrease in other assets	79	55
(Decrease) increase in accounts payable	(131)	67
(Decrease) increase in accrued expenses	1,441	(758)
Change in federal income taxes payable/receivable	(36)	(62)
Change in deferred federal income taxes	195	95

Net cash provided by operating activities	4,813	2,986

Investing Activities
Investment in property and equipment	(1,902)	(1,069)
Net cash paid for Dayton Depot Casino	(10,317)	—
Proceeds from sale of assets	5	3

Net cash used in investing activities	(12,214)	(1,066)

Financing Activities
Payments on long-term debt	(2,273)	(2,024)
Issuance of long-term debt	11,150	—
Payment of costs relative to the issuance of long-term debt	—	(41)
Issuance of Company common stock	—	18

Net cash provided by (used in) financing activities	8,877	(2,047)

Net increase (decrease) in cash and cash equivalents	1,476	(127)
Cash and cash equivalents, beginning of period	3,272	5,443

Cash and cash equivalents, end of period	$4,748	$5,316

Supplemental disclosure of cash flow information
Interest paid	$374	$606
Federal income taxes paid	$774	$800
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accounts payable	$130	$133
Issuance of common stock to acquire Dayton Depot Casino	$551	$—
Fair value of assets acquired and liabilities assumed in business combination:
Current assets, net of cash acquired	$234
Property, plant and equipment	6,131
Goodwill and intangibles	4,515
Current liabilities	(12)
Common stock issued	(551)

Cash paid, net of cash acquired	$10,317

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

NOTE 2 - EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128— “Earnings Per Share”. SFAS No. 128 provides for the reporting of “basic”, or undiluted earnings per share, and “diluted” earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the addition of potentially dilutive securities, which for the Company, consist of stock options, convertible debt and warrants. Dilution is determined based upon the assumption that the options, the convertible debt, and the warrants are exercised or converted. The weighted average number of shares outstanding for the calculation of diluted earnings per share includes the dilutive effect of the Company’s stock options, convertible debt and outstanding warrants unless the associated strike price(s) exceeds the average closing price in the period.

The following shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Stock options	35,000	—
Restricted shares	36,600	—
Warrants	336,000	—

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands except per share data):

	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Net income	$1,824	$1,640

Weighted Average Shares Outstanding:
Common stock	6,996	5,647
Common stock equivalents	463	472

Diluted shares	7,459	6,119

Earnings per share:
Basic	$0.26	$0.29
Diluted	$0.24	$0.27

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 - BUSINESS SEGMENTS

The Company reports business segment information based on geographic location. The following is a breakdown of relevant data by location.

	THREE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)	2005	2004
Net revenues
Rail City Casino	$6,117	$6,070
Sands Regency Casino/Hotel	9,550	9,002
Gold Ranch Casino and RV Resort	8,102	6,803
Dayton Depot Casino	363	—

	$24,132	$21,875

Income from operations
Rail City Casino	$1,772	$1,449
Sands Regency Casino/Hotel	1,541	1,323
Gold Ranch Casino and RV Resort	486	680
Dayton Depot Casino	92	—
Corporate	(715)	(327)

	$3,176	$3,125

Depreciation and amortization
Rail City Casino	$488	$487
Sands Regency Casino/Hotel	876	876
Gold Ranch Casino and RV Resort	228	138
Dayton Depot Casino	51	—
Corporate	7	44

	$1,650	$1,545

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 31, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), replacing SFAS No. 123, “Accounting for Share-Based Compensation”, and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires recognition of share-based compensation in the financial statements based on the fair value of the awards granted. SFAS No. 123R is effective as of the first annual reporting period that begins after June 15, 2005 and was adopted by the Company on July 1, 2005. See Note 5.

NOTE 5 - SHARE-BASED COMPENSATION

On July 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the Modified Prospective Transition method such that SFAS No. 123R applies to the unvested portion of existing awards, new awards and to awards modified, repurchased or canceled after the effective date. The Company has two stock option incentive plans: (1) the Second Amended and Restated Stock Option Plan (the “Second Restated Plan”) and (2) the 2004 Equity Incentive Plan (the “2004 Plan”). The Second Restated Plan provides for the granting of incentive stock options, as well as non-qualified stock options to executives and key employees. The plan also provides for the grant of non-qualified stock options to independent (non-employee) directors. Generally, stock options granted to employees fully vest four years from the grant date and in one year for directors and have a term of ten years. No new options were granted subsequent to June 30, 2005 pursuant to this plan.

The 2004 Plan provides for the granting of incentive and non-qualified stock options as well as restricted stock to executives, key employees, consultants and independent directors. On September 1, 2005, the Company issued 36,600 restricted shares of stock to employees which vest 25% annually, starting one year from the date of grant. The Company recognizes share-based compensation expense over the requisite service period of the individual grants and awards which are generally equal to the vesting period.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Second Restated Plan

The fair values of stock-based compensation in vested awards at July 1, 2005 were estimated using a Black-Scholes option-pricing model with the following assumptions:

Expected volatility	54%-120%
Expected dividends	0.00%
Expected term, in years	2.2-2.6
Risk free interest rate	2.8%-6.3%

A summary of the Company’s outstanding stock options as of June 30, 2005 and changes during the quarter ended September 30, 2005, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at June 30, 2005	672,500	$3.48	5.9	$4,253,504
Granted	—	—		—
Exercised	—	—		—
Forfeited or expired	—	—		—

Outstanding at September 30, 2005	672,500	$3.48	5.6	$4,019,504

Exercisable at September 30, 2005	510,000	$2.25	4.7	$3,623,804

A summary of the Company’s non-vested stock options as of June 30, 2005, and changes during the quarter ended September 30, 2005 is presented below:

Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Non-vested at June 30, 2005	162,500	$7.31	$430,800
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—

Non-vested at September 30, 2005	162,500	$7.31	$395,700

At September 30, 2005, there was $256,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Second Restated Plan. The cost is expected to be recognized over a weighted-average period of four years. Compensation expense of $84,000 related to stock options issued prior to July 1, 2005 was recognized and is included in general and administrative expenses for the three months ended September 30, 2005.

Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company, applying the intrinsic value method, did not record share-based compensation cost in net income because the exercise price of its stock options equaled the market price of the underlying stock at the date of grant. Compensation costs for the portion of unvested stock options for which the required service period has not been rendered that are outstanding as of July 1, 2005 will be recognized as the remaining required services are rendered. The compensation costs relating to unvested awards are based on the grant date fair value of those awards as calculated under SFAS No. 123R.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SFAS No. 123R requires the Company to present proforma information for periods prior to the adoption as if it had accounted for all share-based compensation under the fair value method. Had compensation costs under the Company’s stock option plan been recorded using the fair value method required by SFAS No. 123, the effect on the Company’s net income and earnings per share would have been as follows (in thousands except for per share amounts):

Three months ended September 30, 2004
Net income, as reported	$1,640
Total share-based employee compensation expense determined under fair value method for all awards, net of income tax benefits	(33)

Pro forma net income	$1,607

Earnings per share:
Basic— as reported	$0.29

Basic— pro forma	$0.28

Diluted— as reported	$0.27

Diluted— pro forma	$0.26

The 2004 Plan

On September 1, 2005, the Company issued 36,600 restricted shares of stock to employees which vest 25% annually, starting one year from the date of grant. The fair values of stock-based compensation for fiscal year 2006 were estimated using the market price on the date of grant. A summary of the Company’s outstanding restricted shares as of June 30, 2005, and changes during the three months ended September 30, 2005 is presented below:

Restricted Shares	Shares	Weighted Average Grant-Date Market Value	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at June 30, 2005	—	—	—	—
Granted September 1, 2005	36,600	$10.00	5.0	$366,000
Vested	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at September 30, 2005	36,600	$10.00	4.9	$366,000

September 1, 2005 was the first date of issuance of restricted shares under this Plan.

At September 30, 2005, there was $350,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 Plan. Compensation expense of $16,000 and $34,000 related to the grant of restricted stock and the incentive performance plan are included in general and administrative expenses for the three months ended September 30, 2005.

NOTE 6 – ACQUISITIONS

On September 1, 2005, the Company completed its acquisition of the assets of Dayton Depot Casino and Red Hawk Sports Bar (“Dayton Depot Casino”) through its subsidiary, Dayton Gaming, Inc., a Nevada corporation, pursuant to an Asset Purchase Agreement dated February 28, 2005 (“the Agreement”).

The preliminary purchase price of $10.9 million (including acquisition costs and excluding cash acquired) was calculated based on EBITDA (earnings before interest, taxes, depreciation and amortization) for Dayton Depot Casino for the twelve months preceding the closing date of acquisition as prescribed in the Agreement. The purchase was funded with the payment of $10.3 million in cash and issuance of 69,438 shares of Company stock with a fair market value equal to $9.91 per share on the date of issuance. The cash paid in connection with the transaction came primarily from an amended and restated credit facility (Note 8), which, in concert with the stock, funded the acquisition including net working capital. The Company stock issued to the seller contains a two year trading restriction from the date of the acquisition. The value of the stock issued in the transaction has been recorded at a 20% discount to market value to account for the impact of the trading restriction.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The acquisition has been accounted for as a purchase and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon estimated fair values at the date of acquisition. The Company is still in the process of valuing certain assets, which we expect to complete by the end of the fiscal year 2006.

The following table summarizes the preliminary purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Purchase Price:
Cash	$374
Proceeds from credit facility	10,050
Issuance of common stock	551
Costs of acquisition	226

$11,201

Assets Acquired and Liabilities assumed:
Current assets	$567
Property, plant and equipment	6,131
Goodwill and intangibles	4,515
Current liabilities	(12)

$11,201

The pro forma consolidated results of operations, as if the acquisition of Dayton Depot Casino had occurred on July 1, 2004, are as follows (in thousands except per share data):

	Three months ended September 30, 2005	Three months ended September 30, 2004
Net revenues	$25,045	$22,788
Net income	$1,905	$1,762
Basic net income per share	$0.27	$0.31
Diluted net income per share	$0.26	$0.28

Basic Shares Outstanding	6,996	5,647
Diluted Shares outstanding	7,459	6,119

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 – INTANGIBLES AND GOODWILL

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

Amortization of Intangibles

The aggregate amortization expense was $80,000 and $155,000 for the three months ended September 30, 2005 and 2004, respectively. Estimated annual amortization expense for the current and succeeding fiscal years is as follows:

(Dollars in thousands)	Fiscal year	Amortization
	2006	$343 (9 months)
	2007	195
	2008	129
	2009	100
	2010	86

Goodwill Changes and Balance by Segment

(Dollars in thousands)	Rail City	Gold Ranch	Dayton Depot	Total
Balance at beginning of period	$17,624	$11,018	$—	$28,642
Dayton Depot Casino acquisition	—	—	4,105	4,105

Balance at September 30, 2005	$17,624	$11,018	$4,105	$32,747

NOTE 8 – RECENTLY AMENDED AND RESTATED CREDIT FACILITIES

In connection with the acquisition of Dayton Depot Casino, the Company executed an amended and restated syndicated financing arrangement (“Credit Agreement”) through Wells Fargo Bank. The Credit Agreement provided for a 5-year, $22,000,000 term loan collateralized by substantially all property and equipment of Zante, Inc., Plantation Investments, Inc., and Dayton Gaming, Inc., and the furniture, fixtures and equipment of Last Chance, Inc. The balance of the term loan was $21.2 million at September 30, 2005 and $16.1 million at June 30, 2005. The loan has a variable interest rate based on LIBOR or the U.S. Prime Index plus an applicable margin as detailed in the Credit Agreement. The interest rate at September 30, 2005 was LIBOR plus 2.25% or Prime plus .75%. The interest rate at June 30, 2005 was LIBOR plus 2% or Prime plus .5%. At September 30, 2005 and June 30, 2005 the weighted average interest rate on the term loan was 6.06% and 5.38%, respectively. The weighted average interest rate on the revolving credit facility at September 30, 2005 and June 30, 2005 was 6.88% and 6.50%, respectively. The loan has a 5-year amortization schedule, and matures on September 1, 2010, with any remaining interest and unpaid principal due and payable on that date. At September 30, 2005, the Company had made payments of principal of $825,000. Additionally, as part of the Credit Agreement, the Company secured a Wells Fargo Bank syndicated, 5-year $25,000,000 revolving credit facility with collateralization and terms which are substantially similar to the term loan. The balance of the revolving credit facility was $ 7.2 million at September 30, 2005 and $ 3.4 million at June 30, 2005. The credit facility requires interest-only payments and matures September 1, 2010, with any remaining interest and unpaid principal due and payable on that date. Together, the bank term loan and revolving credit facility requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at September 30, 2005.

NOTE 9 – RESTATEMENT

Subsequent to the issuance of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, the Company determined that errors were made with respect to (i) expenses for stock options which were not recorded for $85,000, and a corresponding understatement of additional paid-in capital, (ii) classification of $221,000 of other assets, previously recorded as goodwill, as a result of a misallocation of the purchase price among the assets acquired in the purchase of Dayton Depot Casino, and (iii) certain computations and classifications on the Statement of Cash Flows. As a result, the accompanying Condensed Consolidated Balance Sheet as of September 30, 2005, Condensed Consolidated Statement of Income for the three months ended September 30, 2005 and Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2005 have been restated to correct these errors.

Effects of the Restatement

A summary of the effects of the restatement is as follows:

(Dollars are in thousands)	SEPTEMBER 30, 2005	SEPTEMBER 30, 2005
	As previously reported	As restated
ASSETS
Prepaid expenses and other current assets	$1,824	$2,152
Total current assets	8,005	8,333
Goodwill	32,968	32,747
Other	956	1,177
Total assets	99,906	100,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other accrued expenses	1,402	1,730
Federal income tax payable	767	738
Total current liabilities	10,342	10,641
Total liabilities	38,056	38,355
Additional paid-in capital	27,494	27,579
Retained earnings	55,766	55,710
Stockholders’ equity subtotal	84,208	84,237
Total stockholders’ equity	61,850	61,879
Total liabilities and stockholders’ equity	99,906	100,234

(Dollars are in thousands except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30, 2005
	As previously reported	As restated
General and administrative	$3,297	$3,382
Total operating expenses	20,871	20,956
Income from operations	3,261	3,176
Income before income taxes	2,842	2,757
Income tax provision	(962)	(933)
Net income	1,880	1,824
Net income per share
Basic	0.27	0.26
Diluted	0.25	0.24

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars are in thousands)	THREE MONTHS ENDED SEPTEMBER 30, 2005
	As previously reported	As restated
Operating Activities
Net income	$1,880	$1,824
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	—	134
Increase in prepaid expenses and other current assets	(19)	(197)
Decrease (increase) in other assets	(40)	79
Decrease in accounts payable	(1)	(131)
Increase in accrued expenses	1,147	1,441
Change in federal income taxes payable/receivable	(7)	(36)
Net cash provided by operating activities	4,658	4,813
Investing Activities
Investment in property and equipment	(1,729)	(1,902)
Net cash paid for Dayton Depot Casino	(10,297)	(10,317)
Proceeds from sale of assets	9	5
Net cash used in investing activities	(12,017)	(12,214)
Financing Activities
Payments on long-term debt	(1,180)	(2,273)
Issuance of long-term debt	10,050	11,150
Payment of costs relative to the issuance of long-term debt	(35)	—
Net cash provided by financing activities	8,835	8,877

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis gives effect to the restatement discussed in Note 9 to the Condensed Consolidated Financial Statements included in Item 1.

Subsequent to the issuance of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, the Company determined that errors were made with respect to (i) expenses for stock options which were not recorded for $85,000, and a corresponding understatement of additional paid-in capital, (ii) classification of $221,000 of other assets, previously recorded as goodwill, as a result of a misallocation of the purchase price among the assets acquired in the purchase of Dayton Depot Casino, and (iii) certain computations and classifications on the Statement of Cash Flows. As a result, the accompanying Condensed Consolidated Balance Sheet as of September 30, 2005, Condensed Consolidated Statement of Income for the three months ended September 30, 2005 and Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2005 have been restated to correct these errors. See Note 9 to the Condensed Consolidated Financial Statements for a comparison of the Company’s restated results to previously reported results.

The Sands Regent and its subsidiaries (the “Company”, “we”, “our”, or “us”) operate the Rail City Casino (“Rail City”) in Sparks, Nevada , the Sands Regency Casino Hotel (the “Sands”) in downtown Reno, Nevada, the Gold Ranch Casino and RV Resort (the “Gold Ranch”) on Interstate-80 in Verdi, Nevada and, effective September 1, 2005, the Dayton Depot Casino and Red Hawk Sports Bar (“Dayton Depot Casino”) in Dayton, Nevada.

Rail City has approximately 16,600 square feet of gaming space housing 650 slots, 6 table games, keno, a sportsbook operated by a third party, a 24-hour family-style restaurant and a bar.

The Sands Regency has 833 hotel rooms and 5 restaurants, including Tony Roma’s Famous for Ribs, Mel’s the Original diner, and Arby’s. It has a full selection of gaming options, including 544 slot machines, 17 table games, keno, bingo, and a sportsbook operated by a third party. Additionally, the Sands Regency has a Just for Laughs’ comedy club, a cabaret lounge, and a health spa.

Gold Ranch’s gaming options include 243 slot machines, a California lottery station on Gold Ranch’s property which straddles the Nevada/California border, and a sportsbook operated by a third party. Additionally, Gold Ranch has a 105-space RV park, 2 restaurants (a family style restaurant and a Jack-in-the-Box), a Bar and an ARCO gas station and convenience store.

On September 1, 2005, the Company acquired Dayton Depot Casino in Dayton, Nevada. Dayton Depot Casino has 16,000 square feet of casino, a family-style restaurant, two bars, 250 slot machines and a sportsbook operated by a third party. The Red Hawk Sports Bar, located across Highway 50 from the Depot Casino, houses 33 slot machines and a convenience store. The results of operations for the quarter ended September 30, 2005 include the results of Dayton Depot Casino beginning September 1, 2005.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of the Company’s policies, including the estimated lives assigned to long-lived assets, asset impairment, goodwill and other intangibles impairment, the adequacy of our allowance for uncollectible receivables, self insurance reserves, litigation reserves, and customer rewards program liability requires that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based on historical experience, terms of existing contracts, observations of trends in the industry, information provided by customers and information available from other outside sources, as appropriate however, there have been no changes from critical accounting policies reflected in the annual report of the Company’s Form 10-K. There can be no assurance that actual results will not differ from Company estimates.

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

Consolidated income from operations was $3.2 million for the quarter ended September 30, 2005, compared to $3.1 million for the same quarter of the prior year. Rail City achieved income from operations of $1.8 million, a 22.2% increase from the same quarter of the prior year. The Sands achieved income from operations of $1.5 million, a 16.5% increase from the same quarter of the prior year. Income from operations at Gold Ranch of $486,000 represents a 28.5% decrease. Rising gasoline prices contributed to decreases in weekend traffic on Interstate-80 which resulted in an adverse impact to Gold Ranch. The competitive nature of gasoline prices does not allow the property to increase its profit margins in spite of increased retail pricing. Total gallons of gasoline pumped at Gold Ranch, a key indicator of customer traffic to the property, decreased 11.6% from the same period in the prior year. Consolidated income from operations includes a partial quarter of Dayton Depot Casino. Dayton Depot Casino was acquired by the Company on September 1, 2005.

Corporate expenses increased to $715,000 for the quarter ended September 30, 2005, compared to $327,000 for the same quarter of the prior year. Increases from the prior period reflect the implementation in the current quarter of the requirements of SFAS No. 123R “Share-Based Payment” of $85,000 for stock options issued prior to July 1, 2005 and $16,000 for current year grants of restricted stock and $34,000 accrued for management incentive awards to be awarded in the future based on fiscal 2006 performance. In addition, the Company incurred $178,000 of costs related to preparation to meet the new internal control requirements of the Sarbanes-Oxley Act of 2002.

The Company had consolidated net income of $1.8 million, or $.26 per share ($.24 diluted), for the three months ended September 30, 2005, compared to $ 1.6 million, or $.29 per share ($.27 diluted), for the three months ended September 30, 2004.

RAIL CITY CASINO

The following table highlights Rail City Casino’s sources of revenues and expenses for the periods indicated:

	THREE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2005	2004	PERCENT CHANGE
Gaming revenues	$5,599	$5,493	1.9%
Gaming expenses	$2,025	$2,111	-4.1%
Expense margin	36.2%	38.4%
Food and beverage revenues	$1,181	$1,276	-7.4%
Food and beverage expenses	$811	$803	1.0%
Expense margin	68.7%	62.9%
Total net revenues	$6,117	$6,070	0.8%
Total operating expenses	$4,345	$4,621	-6.0%
Expense margin	71.0%	76.1%
Maintenance and utilities	$374	$370	1.1%
Percent of net revenues	6.1%	6.1%
General and administrative	$634	$837	-24.3%
Percent of net revenues	10.4%	13.8%

RAIL CITY CASINO. Gaming revenue of $5.6 million for the quarter ended September 30, 2005 reflects a 1.9% increase or $106,000 from the quarter ended September 30, 2004. The slot machine win percentage remained constant for the first quarters of 2005 and 2004, however, the total coin-in, an indicator of total slot machine wagering, increased $2.1 million from $102.1 million for the first quarter 2004 to $104.2 million for the same quarter in 2005. The win percentage which remained consistent with the prior year quarter on increased total coin-in, represents the total increased gaming revenue for the first quarter ended September 30, 2005.

Gaming operating expenses for the first quarter of 2005 were $2.0 million, for a decrease of $86,000 from $2.1 million for the first quarter of 2004, due to reduced rental agreements, maintenance contracts and expense for slot machine parts.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Food and beverage revenue of $1.2 million for the first quarter of 2005 decreased $95,000 from $1.3 million for the same quarter of 2004. Cover counts (number of meals served) for the first three months of 2005 are 10.0% less than for the same period one year ago.

General and administrative expenses for the quarter ended September 30, 2005 were $634,000 compared to $837,000 for the prior year period, a decrease of $203,000. The decrease was primarily attributable to payroll and related tax and benefit reductions of $116,000. During the quarter ended September 30, 2005, the property had several temporary vacancies in management positions that have been subsequently filled. The reduction in payroll and related taxes and benefits experienced in the first fiscal quarter is not expected to continue through the remainder of the fiscal year. In addition, decreased professional fees of $49,000 and decreased advertising costs of $18,000 contributed to the overall savings in general and administrative expenses.

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

SANDS REGENCY HOTEL AND CASINO

The following table highlights the Sands Regency sources of revenues and expenses for the periods indicated:

	THREE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)	2005	2004	PERCENT CHANGE
Gaming revenues	$5,947	$5,390	10.3%
Gaming expenses	$2,608	$2,424	7.6%
Expense margin	43.9%	45.0%
Lodging revenues	$3,005	$2,847	5.5%
Lodging expenses	$1,022	$1,040	-1.7%
Expense margin	34.0%	36.5%
Food and beverage revenues	$1,275	$1,310	-2.7%
Food and beverage expenses	$915	$817	12.0%
Expense margin	71.8%	62.4%
Total net revenues	$9,550	$9,002	6.1%
Total operating expenses	$8,009	$7,679	4.3%
Expense margin	83.9%	85.3%
Maintenance and utilities	$996	$940	6.0%
Percent of net revenues	10.4%	10.4%
General and Administrative	$1,456	$1,444	0.8%
Percent of net revenues	15.2%	16.0%

SANDS REGENCY. Net revenue for the Sands Regency of $9.6 million for the quarter ended September 30, 2005, represented a 6.1% increase over the net revenue of $9.0 million for the quarter ended September 30, 2004. Gaming revenue for the quarter increased 10.3% over the prior period. The increase in gaming revenue is comprised of a $296,000 increase in slot revenue to $4.6 million for the current quarter as compared to $4.3 million for the prior year quarter. Live poker generated revenue of $117,000 in the quarter ended September 30, 2005 and was not offered in the prior year quarter. Keno revenue for the quarter was $55,000, an increase from $39,000 in the prior year quarter. Keno is currently operated by the Company compared to having been a leased operation in the prior year quarter.

Gaming expenses for the quarter ended September 30, 2005 were $2.6 million for an increase of 7.6% or $184,000, from the prior year quarter. Increased expenses are related to the addition of poker and the return of keno to be a Company offered product.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lodging revenue for the quarter ended September 30, 2005 was $3.0 million for an increase of $158,000 or 5.5% over the prior year quarter. Hotel room occupancy was 70.7% for the quarter ended September 30, 2005, compared to 69.9% for the same quarter of the prior year. Average daily room rate increased 2.5% from the prior year quarter.

GOLD RANCH CASINO AND RV RESORT

The following table highlights Gold Ranch’s sources of revenues and expenses for the periods indicated:

	THREE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)	2005	2004	PERCENT CHANGE
Gaming revenues	$1,562	$1,541	1.4%
Gaming expenses	$528	$460	14.8%
Expense margin	33.8%	29.9%
Lodging revenues	$182	$207	-12.1%
Lodging expenses	$52	$65	-20.0%
Expense margin	28.6%	31.4%
Food and beverage revenues	$516	$461	11.9%
Food and beverage expenses	$319	$318	0.3%
Expense margin	61.8%	69.0%
Fuel and convenience store revenues	$5,964	$4,703	26.8%
Fuel and convenience store expenses	$5,738	$4,473	28.3%
Expense margin	96.2%	95.1%
Total net revenues	$8,102	$6,803	19.1%
Total operating expenses	$7,616	$6,123	24.4%
Expense margin	94.0%	90.0%
Maintenance and utilities	$193	$182	6.0%
Percent of net revenues	2.4%	2.7%
General and Administrative	$553	$481	15.0%
Percent of net revenues	6.8%	7.1%

GOLD RANCH. For the quarter ended September 30, 2005, Gold Ranch had net revenue of $8.1 million compared to $6.8 million for the quarter ended September 30, 2004. Gold Ranch gasoline revenues were 19.0% higher during the current fiscal quarter, resulting from increases in the retail price of gasoline, which averaged $2.73 per gallon versus $2.03 in the same quarter of the prior year. Gasoline gallons sold were 11.6% lower for the quarter compared to the last year due to the increasing cost of fuel that resulted in reduced traffic counts on I-80, immediately adjacent to the property.

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

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table highlights Dayton Depot Casino’s sources of revenues and expenses for the month ended September 30, 2005.

(Dollars in thousands)	ONE MONTH ENDED SEPTEMBER 30, 2005
Gaming revenues	$312
Gaming expenses	$132
Expense margin	42.3%
Food and beverage revenues	$74
Food and beverage expenses	$34
Expense margin	45.9%
Total net revenues	$363
Total operating expenses	$271
Expense margin	74.7%
Maintenance and utilities	$12
Percent of net revenues	3.3%
General and Administrative	$31
Percent of net revenues	8.5%

We are implementing a new operating strategy at Dayton Depot Casino that includes upgrading slot products, implementing marketing and promotional programs that have been successful for the other properties within the Company, finalizing design and remodeling of the restaurant and moving ahead with plans to implement a slot player tracking system.

CORPORATE COSTS. Corporate costs include the salaries and benefits of corporate officers and management, public company reporting costs, and related legal and accounting fees. Corporate costs were $715,000 in the quarter ended September 30, 2005, which compares to $327,000 in the quarter ended September 30, 2004.

The $388,000 increase in corporate costs is primarily the result of $178,000 of costs directly attributable to fees to outside professionals retained to assist in compliance with the new internal controls requirements of the Sarbanes—Oxley Act of 2002 (“SOX”), specifically SOX section 404. There were no outside costs relating to SOX compliance in the quarter ended September 30, 2004. The Company currently qualifies as a non-accelerated filer. The Securities and Exchange Commission recently extended the required compliance dates for non-accelerated filers, and we are now required to report on our systems of internal controls (SOX 404) as of June 30, 2008. The Company has begun to shift the emphasis of the SOX 404 effort to be more focused on internal resources and reduced use of outside professionals. Management compensation expense related to the adoption of SFAS No. 123R “Share-Based Payment” totaled $134,000 for the quarter ended September 30, 2005. There was no management compensation expense related to SFAS No. 123R in the same period of the prior year.

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

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At September 30, 2005, the Company’s cash and cash equivalents were $4.7 million, an increase from $3.3 million as of July 1, 2005, the beginning of the fiscal year. We had negative working capital of $2.3 million at September 30, 2005, consistent with our policy to use any available cash, which is not needed in operations, to pay down our line of credit to minimize interest expense. At September 30, 2005, the Company had $17.8 million of borrowings available under its revolving credit facility.

Cash flow from operating activities was $4.8 million during the three month period ended September 30, 2005, primarily from net income, the add-back of depreciation and amortization and an increase of $1.4 million increase in accrued expenses. The increase in accrued expenses was a result of the purchase of new gaming equipment, an increase in gaming taxes payable and costs associated with the acquisition of Dayton Depot Casino. In conjunction with a transition to a new accounting system on July 1, 2005, accounts payable were paid down at June 30, 2005 and selected accounts previously categorized as accounts payable were reclassed to accrued expenses This resulted in higher accrued expenses and lower accounts payable at September 30, 2005.

Investing activities accounted for a $12.2 million use of cash for the three months ended September 30, 2005, compared with $1.1 million for the three months ended September 30, 2004. The difference represents the net cash paid for the purchase of Dayton Depot Casino on September 1, 2005. On September 1, 2005, the Company acquired Dayton Depot Casino for $600,000 in cash, proceeds from credit facility of $10.1 million and 69,438 shares of Company stock, including an additional $226,000 in acquisition related expenses. See Note 6.

The Company increased its investment in property, plant and equipment during the three month period ended September 30, 2005, by $1.9 million attributed to purchases of new slot machines for $200,000 and costs associated with renovations of $1.7 million.

Financing activities accounted for $8.9 million of cash inflows during the three month period ended September 30, 2005 compared to $2.0 million cash outflow for the three month period ended September 30, 2004. Financing activities provided $11.2 million of cash inflows related to borrowings on our amended and restated credit facility primarily to fund the purchase of the Dayton Depot Casino and working capital needs. Long-term debt was reduced by payments of approximately $2.3 million during the three months ended September 30, 2005.

Our amended and restated bank term loan and revolving credit facility, which totaled $46.2 million as of September 30, 2005, requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at September 30, 2005.

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

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of September 30, 2005.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long term debt	$28,819,000	$3,459,167	$8,946,652	$16,413,181	$—
Interest on long-term debt (1)	13,942,534	3,433,081	5,971,757	4,537,696	—
Operating leases (2)	3,833,333	575,000	1,150,000	1,150,000	958,333
Other (3)	1,257,920	188,688	377,376	377,376	314,480

	$47,852,787	$7,655,936	$16,445,785	$22,478,253	$1,272,813

(1)	Interest is calculated by assuming the Company keeps its line of credit fully advanced and the table assumes a weighted average interest rate of 7.5% until maturity. All long-term debt matures within 5 years.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(2)	Represents contractual lease obligations to Prospector Gaming Enterprises (“PGE”) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without major expansion of the gaming facilities.

(3)	Represents management fees due to PGE in connection with the RV park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates.

Cautionary Note Regarding Forward-looking Statements

This quarterly report on Form 10-Q/A includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, strategies, future performance, and future financial results. We have based these forward-looking statements on our current expectations and projections about future events. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our largest sources of tourist customers are California and the Pacific Northwest, including a large number who drive to Reno from the San Francisco and Sacramento metropolitan areas. The expansion of Native American casinos in California, Oregon and Washington will be significant on the Reno-Tahoe market. For example, Thunder Valley Casino, a large new Native American casino managed by Station Casinos, Inc., opened June 9, 2003, 100 miles west of Reno in Rocklin, California. California’s well-documented budgetary problems have state officials renegotiating certain compacts with Native American casinos. Some compacts have already been changed to allow for additional slot machines. The effect of increased gaming in California and other states is difficult to predict. However, our business would be adversely impacted if Thunder Valley and other casinos attract patrons who would otherwise travel to Reno. In addition, a significant portion of our customer base is made up of Reno area residents. If other Reno area casinos lose business due to competition from Native American casinos, they may intensify their marketing efforts to Reno area residents as well which could materially and adversely impact our business and financial results.

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

With our recent amended and restated credit agreement and the Company’s recent acquisitions, we now have a bank credit facility, which, fully extended, amounts to $46.2 million. Our debt was $28.8 million as of September 30, 2005. We expect that our long-term indebtedness will substantially increase in connection with the capital expenditures we anticipate making as a result of our planned expansion, development and renovation projects. Our substantial indebtedness could have important consequences. For example it could:

•	make it more difficult for us to satisfy our obligations under our current indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flows to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

•	failure to comply with loan covenants could result in an event of default which, if not cured or waived, could have a significant adverse effect on us.

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

In addition, as a result of the recent acquisitions we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses may include transaction costs or closure costs. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs. Charges that we may incur in connection with acquisitions could adversely affect our results of operations.

We have experienced material weaknesses in our internal controls. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and our management may not be able to provide its report on the effectiveness of our internal controls as required by the Sarbanes-Oxley Act of 2002.

Management has identified material weaknesses regarding our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

We have taken and continue to take steps to correct the material weakness. The efficiency of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our financial statements is subject to continued management review supported by confirmation and testing by our internal auditors, as well as audit committee oversight. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

THE SANDS REGENT

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

With our amended and restated Credit Agreement executed in September 2005 in connection with the acquisition of Dayton Depot Casino, the Company has substantial variable interest rate debt. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Assuming the reducing credit facilities are fully advanced, a principal amount currently equal to $46.2 million, the Company would be subject to substantial market interest rate risks. A one percent increase in interest rates would result in an increase in interest expense of approximately $462,000 annually.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

Subsequent to the issuance of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, the Company determined that errors were made with respect to (i) expenses for stock options which were not recorded for $85,000 and a corresponding understatement of additional paid-in capital, (ii) classification of $221,000 of other assets, previously recorded as goodwill, as a result of a misallocation of the purchase price among the assets acquired in the purchase of Dayton Depot Casino, and (iii) certain computations and classifications on the Statement of Cash Flows. As a result, the accompanying Condensed Consolidated Balance Sheet as of September 30, 2005, Condensed Consolidated Statement of Income for the three months ended September 30, 2005 and Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2005 have been restated to correct these errors.

Management has concluded, based on the circumstances involving the restatement of the aforementioned financial statements that, as of September 30, 2005, material weaknesses in internal control over financial reporting existed. Management has determined that the following material weaknesses existed as of September 30, 2005: the lack of a sufficient number of personnel with an appropriate level of accounting knowledge related to the application of generally accepted accounting principles; the lack of a properly designed and implemented closing and financial reporting process to provide reasonable assurance that the financial statements were prepared in accordance with generally accepted accounting principles; and the lack of effective controls to ensure that a sufficient review of the financial statements was performed. These weaknesses gave rise to the following additional material weaknesses, each of which resulted in adjustments or reclassifications to our condensed consolidated financial statements:

•	Controls over the reconciliation of balance sheet general ledger accounts did not operate effectively.

•	Controls over non-routine and complex transactions were not effective to properly evaluate and account for the acquisition of the Dayton Depot Casino.

•	Controls over the preparation and review of the Condensed Consolidated Statement of Cash Flows were not sufficient and effective.

•	Controls over the proper recording and disclosure of share-based payments were not effective.

These material weaknesses resulted in the errors described above and the restatement of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A for the period ended September 30, 2005.

In light of the Company’s decision to restate the financial statements and the identification of material weaknesses, the Company reassessed the evaluation of the effectiveness of the Company’s disclosure controls and procedures that had been made in connection with the original filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005. Based on that reassessment, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, due to the aforementioned material weaknesses, the Company’s disclosure controls and procedures were not effective as of September 30, 2005. To compensate for the control weaknesses described above, the Company performed additional manual procedures in order to prepare the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2006, the Company implemented the Microsoft Great Plains financial accounting and reporting system at all of its business units, and this has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company plans to continue to implement additional modules of the system through fiscal year 2006. Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal controls during the period of change.

Other than as disclosed in the preceding paragraph, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

THE SANDS REGENT

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various lawsuits, which have arisen in the normal course of its business. At the time of the original filing, the liability arising from unfavorable outcomes of lawsuits was not expected to have a material impact on the Company’s financial condition or financial results.

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

Exhibit 10.1	Amended and Restated Credit Agreement dated September 1, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 7, 2005.

Exhibit 10.2	Form of restricted Stock Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed September 7, 2005.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

THE SANDS REGENT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT
(Registrant)

Date: June 23, 2006	By:	/S/ Ferenc B. Szony
Ferenc B. Szony, President and Chief Executive Officer

Date: June 23, 2006	By:	/S/ Cornelius T. Klerk
Cornelius T. Klerk, Chief Financial and Principal Accounting Officer