Form 10-Q/A
period 2005-12-31
SANDS REGENT
filed 2006-06-27
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

(Amendment No. 2 to Form 10-Q filed March 22, 2006)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐             Accelerated filer   ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

On June 19, 2006, the registrant had outstanding 7,126,391 shares of its common stock, $.10 par value.

Explanatory Note

This Amendment No. 2 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of The Sands Regent (the “Company”) for the quarterly period ended December 31, 2005, which was originally filed on March 22, 2006, is being filed to reflect the restatement of the Company’s condensed consolidated financial statements as of December 31, 2005 and for the three and six month periods then ended, as discussed in Note 10 to the Company’s condensed consolidated financial statements included in Item 1. The Company has also amended the applicable disclosures in Item 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Item 4, “CONTROLS AND PROCEDURES”.

Management has concluded, based on the circumstances involving the restatement of the aforementioned financial statements that, as of December 31, 2005, material weaknesses in internal control over financial reporting existed with respect to the design and implementation of the Company’s internal controls over financial reporting. As a result of these material weaknesses, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005. See Item 4, “CONTROLS AND PROCEDURES”.

For more information relating to the effect of the restatement, see the following items in this report:

•	Item 1. Financial Information

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4. Controls and Procedures

This Amendment No. 2 amends and restates the Form 10-Q in its entirety. This Amendment No. 2 does not reflect events occurring after the original filing of the Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as previously described and set forth hereinafter. In addition, the filing of this amendment to the Form 10-Q shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made therein not misleading. This Form 10-Q/A (Amendment No. 2) should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

THE SANDS REGENT

FORM 10-Q/A

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
	(As restated – See Note 10)		(As restated – See Note 10)
Operating revenues
Gaming	$14,170	$11,907	$27,589	$24,331
Lodging	1,864	1,809	5,050	4,863
Food and beverage	2,912	2,786	5,958	5,833
Fuel and convenience store	4,693	4,080	10,658	8,783
Other	483	470	985	949

Gross revenues	24,122	21,052	50,240	44,759
Promotional allowances	1,858	1,695	3,846	3,527

Net revenues	22,264	19,357	46,394	41,232

Operating expenses
Gaming	5,574	4,806	10,869	9,801
Lodging	952	936	2,026	2,041
Food and beverage	2,075	1,865	4,154	3,803
Fuel and convenience store	4,528	3,915	10,266	8,388
Other	196	143	357	300
Maintenance and utilities	1,511	1,382	3,084	2,874
General and administrative	3,837	3,424	7,222	6,469
Depreciation and amortization	1,791	1,516	3,440	3,061
Loss on early termination of land lease	419	—	419	—

	20,883	17,987	41,837	36,737

Income from operations	1,381	1,370	4,557	4,495

Other income (expense)
Interest expense	(554)	(799)	(983)	(1,405)
Insurance settlement	—	200	—	200
Other, net	(42)	(18)	(33)	(64)

Other income (expense), net	(596)	(617)	(1,016)	(1,269)

Income before income taxes	785	753	3,541	3,226
Income tax provision	(264)	(255)	(1,196)	(1,088)

Net income	$521	$498	$2,345	$2,138

Net income per share
Basic	$0.07	$0.08	$0.33	$0.36
Diluted	$0.07	$0.07	$0.31	$0.33
Weighted average shares outstanding
Basic	7,095,103	6,327,852	7,087,453	5,987,204
Diluted	7,539,993	6,921,535	7,533,118	6,529,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands except share data)	DECEMBER 31, 2005	JUNE 30, 2005
	(As restated – See Note 10)
ASSETS
Current Assets:
Cash and cash equivalents	$6,285	$3,272
Accounts receivable, net	876	580
Inventories	685	692
Prepaid expenses and other current assets	2,080	1,805

Total current assets	9,926	6,349

Property and equipment:
Land	13,208	10,007
Buildings and improvements	47,323	43,597
Equipment, furniture and fixtures	29,222	27,264
Leasehold improvements	178	178
Construction in progress	1,848	854

Total property and equipment	91,779	81,900
Less accumulated depreciation and amortization	45,933	42,992

Property and equipment, net	45,846	38,908

Other assets:
Goodwill	33,273	28,642
Other intangibles	12,168	12,426
Other	1,094	1,202

Total other assets	46,535	42,270

Total assets	$102,307	$87,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,509	$2,578
Accrued salaries, wages and benefits	2,138	1,884
Other accrued expenses	1,389	398
Federal income tax payable	976	774
Deferred federal income tax liability	388	338
Current maturities of long-term debt	3,992	2,198

Total current liabilities	11, 392	8,170
Long-term debt	25,953	17,744
Deferred federal income tax liability	2,330	2,209

Total liabilities	39,675	28,123

Stockholders Equity:
Common stock ($.10 par value, 20,000,000 shares authorized; 9,518,204 and 9,376,766 shares issued)	952	938
Additional paid-in capital	27,807	26,938
Retained earnings	56,231	53,886

	84,990	81,762
Treasury stock (at cost; 2,403,000 shares)	(22,358)	(22,358)

Total stockholders’ equity	62,632	59,404

Total liabilities and stockholders’ equity	$102,307	$87,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	SIX MONTHS ENDED DECEMBER 31,
(Dollars in thousands)	2005	2004
	(As restated – See Note 10)
Operating Activities
Net income	$2,345	$2,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,440	3,061
Share-based compensation expense	296	—
Loss on early termination of land lease	419	—
Loss on disposal of property and equipment	34	64
Excess tax benefits from share-based payment arrangements	(51)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(296)	223
Decrease in inventories	31	17
Increase in prepaid expenses and other current assets	(125)	(26)
Decrease (increase) in other assets	167	(137)
Increase (decrease) in accounts payable	(137)	302
Increase (decrease) in accrued expenses	1,169	(591)
Change in federal income taxes payable	253	(243)
Change in deferred federal income taxes	171	532

Net cash provided by operating activities	7,716	5,340

Investing Activities
Investment in property and equipment	(4,455)	(2,011)
Payment for prior year purchases of property and equipment	—	(295)
Net cash paid for wholly-owned subsidiary	(10,346)	—
Proceeds from sale of assets	6	32

Net cash used in investing activities	(14,795)	(2,274)

Financing Activities
Payments on long-term debt	(3,408)	(12,932)
Amortization of debt discount	—	47
Excess tax benefits from share-based payment arrangements	51	—
Issuance of long-term debt	13,400	—
Issuance of Company common stock	49	9,562
Payment of costs relative to the issuance of common stock	—	(668)

Net cash provided by (used in) financing activities	10,092	(3,991)

Net increase (decrease) in cash and cash equivalents	3,013	(925)
Cash and cash equivalents, beginning of period	3,272	5,443

Cash and cash equivalents, end of period	$6,285	$4,518

Supplemental disclosure of cash flow information
Interest paid	$865	$999
Federal income taxes paid	$774	$800
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accounts payable	$357	$99
Issuance of common stock to acquire subsidiary	$551	$—
Fair value of assets acquired and liabilities assumed in business combinations
Current assets, net of cash acquired	$235
Property, plant and equipment	5,738
Goodwill and intangibles	4,936
Current liabilities	(12)
Common stock issued	(551)

Cash paid, net of cash acquired	$10,346

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

NOTE 2 - EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128—“Earnings Per Share”. SFAS No. 128 provides for the reporting of “basic”, or undiluted earnings per share, and “diluted” earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the addition of potentially dilutive securities, which for the Company, consist of stock options, restricted shares, convertible debt and warrants. Dilution is determined based upon the assumption that the options, the convertible debt, and the warrants are exercised or converted. The weighted average number of shares outstanding for the calculation of diluted earnings per share include the dilutive effect of the Company’s stock options, restricted shares, convertible debt and outstanding warrants unless the associated strike price(s) exceeds the average closing price in the period.

The following shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2005	2004	2005	2004
Stock options	72,500	—	35,000	37,500
Restricted shares	34,000	—	34,000	—
Warrants	336,000	—	336,000	336,000

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands except per share data):

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2005	2004	2005	2004
Net income	$521	$498	$2,345	$2,135

Weighted Average Shares Outstanding:
Common stock	7,095	6,328	7,087	5,987
Common stock equivalents	445	594	446	543

Diluted shares	7,540	6,922	7,533	6,530

Earnings per share:
Basic	$0.07	$0.08	$0.33	$0.36
Diluted	$0.07	$0.07	$0.31	$0.33

NOTE 3 - BUSINESS SEGMENTS

The Company reports business segment information by geographic location. The following is a breakdown of relevant data by location.

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
(Dollars in thousands)	2005	2004	2005	2004
Net Revenues
Rail City Casino	$6,572	$6,186	$12,690	$12,256
Sands Regency Casino/Hotel	7,759	7,406	17,307	16,408
Gold Ranch Casino and RV Resort	6,434	5,765	14,536	12,568
Dayton Depot Casino	1,499	—	1,861	—

	$22,264	$19,357	$46,394	$41,232

Income from operations
Rail City Casino	$1,446	$1,588	$3,218	$3,037
Sands Regency Casino/Hotel	33	89	1,573	1,412
Gold Ranch Casino and RV Resort	190	241	676	921
Dayton Depot Casino	434	—	525	—
Corporate	(722)	(548)	(1,435)	(875)

	$1,381	$1,370	$4,557	$4,495

Depreciation and amortization
Rail City Casino	$497	$522	$984	$1,009
Sands Regency Casino/Hotel	960	882	1,836	1,758
Gold Ranch Casino and RV Resort	191	137	419	275
Dayton Depot Casino	136	—	187	—
Corporate	7	(25)	14	19

	$1,791	$1,516	$3,440	$3,061

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 31, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), replacing SFAS No. 123, “Accounting for Share-Based Compensation”, and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires recognition of share-based compensation in the financial statements based upon the fair value of the awards granted. SFAS No. 123R is effective as of the first annual reporting period that begins after June 15, 2005 and was adopted by the Company on July 1, 2005. See Note 5.

In March 2005, the FASB issued Interpretation 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”. This interpretation clarified the term “conditional asset retirement obligation” and also clarified the requirement to recognize a liability for the fair value of such an obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt this interpretation on July 1, 2006 and does not expect its adoption to have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this statement provides guidance on recording and disclosing changes in accounting estimates. The Company is required to adopt this statement on July 1, 2006 and does not expect its adoption to have a material effect on the Company’s consolidated financial statements.

NOTE 5 - SHARE-BASED COMPENSATION

On July 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the Modified Prospective Transition method such that SFAS No. 123R applies to the unvested portion of existing awards, new awards and to awards modified, repurchased or canceled after the effective date. The Company has two stock option incentive plans: (1) the Second Amended and Restated Stock Option Plan (the “Second Restated Plan”) and (2) the 2004 Equity Incentive Plan (the “2004 Plan”). The Second Restated Plan provides for the granting of incentive stock options, as well as non-qualified stock options to executives and key independent (non-employee) directors. Generally, stock options granted to employees fully vest four years from the grant date and in one year for directors and have a term of ten years. No new options were granted pursuant to this plan after June 30, 2005.

The 2004 Plan provides for the granting of incentive and non-qualified stock options as well as restricted stock to executives, key employees, consultants and independent directors. On September 1, 2005, the Company issued 36,600 shares of restricted stock pursuant to the 2004 plan to employees which vest 25% annually, starting one year from the date of grant. In November 2005, the Company issued 17,500 shares of restricted stock pursuant to the 2004 plan to independent members of the board of directors vesting one year from the date of grant. In November 2005, 2,600 restricted shares of stock previously issued to employees were forfeited due to cancellation of employment with the Company. The Company recognizes share-based compensation expense over the requisite service period of the individual grants and awards which are generally equal to the vesting period.

The Second Restated Plan

The fair values of share-based compensation in vested awards at July 1, 2005 were estimated using a Black-Scholes option-pricing model with the following assumptions:

Expected Volatility	54%-120%
Expected Dividends	0.00%
Expected term, in years	2.2-5.0
Risk-free interest rate	2.8%-6.3%

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A summary of the Company’s outstanding stock options as of June 30, 2005 and changes during the six months ended December 31, 2005, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at June 30, 2005	672,500	$3.48	5.9	$4,253,504
Granted	—	—		—
Exercised December 2005	(20,500)	$2.39		$156,794
Forfeited or expired	—	—		—

Outstanding at December 31, 2005	652,000	$3.51	5.4	$4,367,965

Exercisable at December 31, 2005	527,000	$2.78	4.8	$3,898,465

A summary of the Company’s non-vested stock options as of June 30, 2005, and changes during the six months ended December 31, 2005 is presented below:

Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Non-vested at June 30, 2005	162,500	$7.31	$430,800
Granted	—	—	—
Vested	(37,500)	$9.75	—
Forfeited/Exercised	—	—	—

Non-vested at December 31, 2005	125,000	$6.57	$469,500

At December 31, 2005, there was $196,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted pursuant to this Plan. The cost is expected to be recognized over a weighted-average period of 4 years. For the three months and six months ended December 31, 2005, compensation expense of $61,000 and $145,000 related to stock options issued prior to July 1, 2005 was recognized and is included in general and administrative expenses.

Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company, applying the intrinsic value method, did not record share-based compensation cost in net income because the exercise price of its stock options equaled the market price of the underlying stock at the date of grant. Compensation costs for the portion of unvested stock options for which the required service period has not been rendered that are outstanding as of July 1, 2005 will be recognized as the remaining required services are rendered. The compensation costs relating to unvested awards are based on the grant date fair value of those awards as calculated under SFAS No. 123R.

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

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net Income, as reported	$498	$2,138
Total share-based employee compensation expense determined under fair value method for all awards, net of income tax benefits	(33)	(79)

Pro forma net income	$465	$2,059

Earnings per share:
Basic-as reported	$0.08	$0.36

Basic-pro forma	$0.07	$0.34

Diluted- as reported	$0.07	$0.33

Diluted- pro forma	$0.07	$0.32

The 2004 Plan

On September 1, 2005, the Company issued 36,600 restricted shares of stock to employees which vest 25% annually, starting one year from the date of grant. On November 7, 2005, the Company issued 17,500 shares of restricted stock to independent members of the board of directors vesting one year from the date of grant. The fair values of share-based compensation for fiscal year 2006 were estimated using the market price on the date of grant. A summary of the Company’s outstanding restricted shares as of June 30, 2005, and changes during the three and six months ended December 31, 2005 is presented below:

Restricted Shares	Shares	Weighted Average Grant-Date Market Value	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at June 30, 2005	—	—	—	—
Granted September 1, 2005	36,600	$10.00	5.0	$366,000
Vested	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at September 30, 2005	36,600	$10.00	4.9	366,000
Granted November 7, 2005	17,500	$9.60	1.0	168,000
Vested	—	—	—	—
Forfeited	(2,600)	$10.00	—	(26,000)

Outstanding at December 31, 2005	51,500	$9.86	3.4	$508,000

September 1, 2005 was the first date of issuance of restricted shares under the 2004 Plan.

At December 31, 2005, there was $444,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted pursuant to the 2004 Plan. Compensation expense of $71,000 and $87,000 related to the grant of restricted stock and $30,000 and $64,000 related to the performance incentive plan are included in general and administrative expenses for the three months and six months ended December 31, 2005.

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

The acquisition has been accounted for as a purchase and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon estimated fair values at the date of acquisition. The Company is still in the process of valuing certain assets, which we expect to complete by the end of the fourth quarter of the fiscal year 2006.

The following tables summarize the preliminary purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Purchase Price:
Cash	$374
Proceeds from credit facility	10,050
Issuance of common stock	551
Costs of acquisition	255

$11,230

Assets Acquired and Liabilities assumed:
Current assets	$568
Property, plant and equipment	5,738
Goodwill and intangibles	4,936
Current liabilities	(12)

$11,230

The pro forma consolidated results of operations, as if the acquisition of Dayton Depot Casino had occurred on July 1, 2004, are as follows (in thousands except per share data):

	Six months ended December 31, 2005	Six months ended December 31, 2004
Net revenues	$47,308	$43,971
Net income	2,426	1,885
Basic net income per share	0.34	0.32
Diluted net income per share	0.32	0.29
Basic Shares Outstanding	7,087	5,987
Diluted Shares Outstanding	7,533	6,530

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 - INTANGIBLES AND GOODWILL

Intangible Balances

	December 31, 2005			June 30, 2005
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer list/relationships	$1,190	$843	$347	$1,190	$709	$481
Under-market land lease (1)	—	—	—	448	21	427
Non-compete agreement	45	3	42	—	—	—

	1,235	846	389	1,638	730	908

Indefinite-lived intangible assets:
Grandfathered gaming license	7,205	—	7,205	7,205	—	7,205
Trademark/tradename	4,479	—	4,479	4,303	—	4,303
Other	95	—	95	10	—	10

	11,779	—	11,779	11,518	—	11,518

	$13,014	$846	$12,168	$13,156	$730	$12,426

(1)	With the purchase of 2.58 acres of land adjacent to Rail City Casino on December 20, 2005, for $901,000, the Company recorded a non-cash charge of $419,000 to the unamortized value of the under-market land lease relating to early termination of the lease on the land from the State of Nevada.

Amortization of Intangibles

The aggregate amortization expense was $64,000 and $154,000 for the three months ended December 31, 2005 and 2004. The aggregate amortization expense was $144,000 and $309,000 for the six months ended December 31, 2005 and 2004, respectively. Estimated amortization expense for the current and succeeding fiscal years is as follows:

(Dollars in thousands)	Fiscal Year	Amortization
	2006	$139	(6 Months	)
	2007	147
	2008	81
	2009	13
	2010	9

Goodwill Changes and Balance by Segment

(Dollars in thousands)	Rail City	Gold Ranch	Dayton Depot	Total
Balance at beginning of period	$17,624	$11,018	$—	$28,642
Dayton Depot Casino acquisition	—	—	4,631	4,631

Balance at December 31, 2005	$17,624	$11,018	$4,631	$33,273

NOTE 8 - RECENTLY AMENDED AND RESTATED CREDIT FACILITIES

In connection with the acquisition of Dayton Depot Casino, the Company executed an amended and restated syndicated financing arrangement (“Credit Agreement”) through Wells Fargo Bank. The Credit Agreement provided for a 5-year, $22,000,000 term loan collateralized by substantially all property and equipment of Zante, Inc., Plantation Investments, Inc., and Dayton Gaming, Inc., and the furniture, fixtures and equipment of Last Chance, Inc. The balance of the term loan was $20.4 million at December 31, 2005 and $16.1 million at June 30,

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2005. The loan has a variable interest rate based on LIBOR or the U.S. Prime Index plus an applicable margin as detailed in the Credit Agreement. The interest rate at December 31, 2005 was LIBOR plus 2.25% or Prime plus .75%. The interest rate at June 30, 2005 was LIBOR plus 2% or Prime plus .5%. At December 31, 2005 and June 30, 2005, the weighted average interest rate on the term loan was 7.08% and 5.38% respectively. The loan has a 5-year amortization schedule, and matures on September 1, 2010, with any remaining interest and unpaid principal due and payable on that date. For the three month and six month period ended December 31, 2005, the Company has paid back principal on the term loan of $825,000 and $1,650,000. Additionally, as part of the Credit Agreement, the Company secured a Wells Fargo Bank syndicated, 5-year $25,000,000 revolving credit facility with collateralization and terms which are substantially similar to the term loan. The balance of the revolving credit facility was $9.2 million at December 31, 2005 and $3.4 million at June 30, 2005. The weighted average interest rate on the revolving credit facility at December 31, 2005 and June 30, 2005 was 7.02% and 6.50% respectively. The credit facility requires interest-only payments and matures September 1, 2010, with any remaining interest and unpaid principal due and payable on that date. Together, the bank term loan and revolving credit facility requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at December 31, 2005.

NOTE 9 - SUBSEQUENT EVENTS

As of the filing of this report, the scope of the expansion of the Rail City Casino has been increased and the budgeted project costs have been revised to approximately $13.8 million versus the previous estimate of $8.5 million. Increased construction costs, refinements to the project scope, sequencing of construction activity to minimize the impact of construction and the acquisition of additional land for customer parking, during and after the construction of the expansion, are the primary drivers of the increased cost estimates. Plantation Investments, Inc., a subsidiary of the Company, has contracted to purchase a 0.5 acre site that is adjacent to the casino which currently has a 27 unit motel on the site for $1.3 million. The company plans to demolish substantially all of the motel units for additional customer parking during construction, which will remain once the expansion is completed. Closing of the transaction occurred on April 3, 2006.

NOTE 10 - RESTATEMENT

Subsequent to the issuance of the Company’s quarterly report on Form 10-Q for the three and six months ended December 31, 2005, the Company determined that errors were made with respect to (i) expenses for stock options which were not recorded for $85,000, and a corresponding understatement of additional paid-in capital, (ii) classification of $115,000 of other assets, previously recorded as goodwill, as a result of a misallocation of the purchase price among the assets acquired in the purchase of Dayton Depot Casino, (iii) the calculation of accrued interest on the Company’s credit agreement and a corresponding understatement of interest expense for the three and six months ended December 31, 2005, (iv) the reclassification of $60,000 from accrued salaries, wages and benefits to additional paid-in capital for restricted shares under the manager bonus plan, (v) the reclassification of $51,000 from taxes payable to additional paid-in capital for the tax benefit of exercised stock options and (vi) certain computations and classifications on the Statement of Cash Flows. As a result, the accompanying Condensed Consolidated Balance Sheet as of December 31, 2005, Condensed Consolidated Statement of Income for the three and six months ended December 31, 2005 and Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2005 have been restated to correct these errors.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Effects of the Restatement

A summary of the effects of the restatement is as follows:

	December 31, 2005	December 31, 2005
(Dollars in thousands)	As previously reported	As restated
ASSETS
Prepaid expenses and other current assets	$2,240	$2,080
Total current assets	10,086	9,926
Goodwill	33,388	33,273
Other assets	979	1,094
Total assets	102,467	102,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued salaries, wages and benefits	2,198	2,138
Other accrued expenses	1,431	1,389
Federal income tax payable	1,092	976
Total current liabilities	11,610	11,392
Total liabilities	39,893	39,675
Additional paid-in capital	27,610	27,807
Retained earnings	56,370	56,231
Stockholders’ equity subtotal	84,932	84,990
Total stockholders’ equity	62,574	62,632
Total liabilities and stockholders’ equity	102,467	102,307

	THREE MONTHS ENDED DECEMBER 31, 2005		SIX MONTHS ENDED DECEMBER 31, 2005
(Dollars in thousands except per share amounts)	As previously reported	As restated	As previously reported	As restated
General and administrative	$3,837	$3,837	$7,137	$7,222
Total operating expense	20,883	20,883	41,752	41,837
Income from operations	1,381	1,381	4,642	4,557
Interest expense	(434)	(554)	(862)	(983)
Other income (expense), net	(477)	(596)	(896)	(1,016)
Income before income taxes	904	785	3,746	3,541
Income tax provision	(301)	(264)	(1,262)	(1,196)
Net Income	603	521	2,484	2,345
Net Income per share
Basic	0.09	0.07	0.35	0.33
Diluted	0.08	0.07	0.33	0.31

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Six Months Ended December 31, 2005
(dollars in thousands)	As previously reported	As restated
Operating Activities
Net income	$2,484	$2,345
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	—	296
Loss on early termination of land lease	(419)	419
Decrease (increase) in inventories	(30)	31
Increase in prepaid expenses and other current assets	(359)	(125)
Excess tax benefits from share-based payment arrangements	—	(51)
Decrease in other assets	970	167
Decrease in accounts payable	(80)	(137)
Increase in accrued expenses	1,348	1,169
Change in federal income taxes payable	(318)	253
Change in deferred federal income taxes	(171)	171
Net cash provided by operating activities	6,603	7,716
Investing Activities
Investment in property and equipment	(3,114)	(4,455)
Net cash paid for wholly-owned subsidiary	(10,490)	(10,346)
Proceeds from sale of assets	—	6
Net cash used in investing activities	(13,604)	(14,795)
Financing Activities
Payments on long-term debt	(3,100)	(3,408)
Amortization of debt discount	16	—
Excess tax benefits from share-based payment arrangements	—	51
Issuance of long-term debt	13,100	13,400
Payment of costs relative to the issuance of long term debt	(51)	—
Net cash provided by financing activities	10,014	10,092

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 10 to the condensed consolidated financial statements included in Item 1.

Subsequent to the issuance of the Company’s quarterly report on Form 10-Q for the three and six months ended December 31, 2005, the Company determined that errors were made with respect to (i) expenses for stock options which were not recorded for $85,000, and a corresponding understatement of additional paid-in capital, (ii) classification of $115,000 of other assets, previously recorded as goodwill, as a result of a misallocation of the purchase price among the assets acquired in the purchase of Dayton Depot Casino, (iii) the calculation of accrued interest on the Company’s credit agreement and a corresponding understatement of interest expense for the three and six months ended December 31, 2005, (iv) the reclassification of $60,000 from accrued salaries, wages and benefits to additional paid-in capital for restricted shares under the manager bonus plan, (v) the reclassification of $51,000 from taxes payable to additional paid-in capital for the tax benefit of exercised stock options, and (vi) certain computations and classifications on the Statement of Cash Flows. As a result, the accompanying Condensed Consolidated Balance Sheet as of December 31, 2005, Condensed Consolidated Statement of Income for the three and six months ended December 31, 2005 and Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2005 have been restated to correct these errors. See Note 10 to the Condensed Consolidated Financial Statements for a comparison of the Company’s restated results to previously reported results.

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

On September 1, 2005, the Company acquired Dayton Depot Casino in Dayton, Nevada. Dayton Depot has 16,000 square feet of casino, a family-style restaurant, two bars, 250 slot machines and a sportsbook operated by a third party. The Red Hawk Sports Bar, located across Highway 50 from the Depot Casino, houses 33 slot machines and a convenience store. The results of operations for the three months and six months ended December 31, 2005 include the results of Dayton Depot Casino beginning September 1, 2005.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of the Company’s policies, including the estimated lives

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

assigned to long-lived assets, asset impairment, goodwill and other intangibles impairment, the adequacy of our allowance for uncollectible receivables, self insurance reserves, litigation reserves, and customer rewards program liability requires that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based on historical experience, terms of existing contracts, observations of trends in the industry, information provided by customers and information available from other outside sources, however, there have been no changes in critical accounting policies reflected in the annual report of the Company’s Form 10-K. There can be no assurance that actual results will not differ from Company estimates.

Results of Operations – Comparisons of Three Months and Six Months ended December 31, 2005 and 2004.

CONSOLIDATED RESULTS. For the three months and six months ended December 31, 2005, the Company’s consolidated net revenues increased 15.0% and 12.5% from $19.4 million to $22.3 million and from $41.2 million to $46.4 million compared to the same periods of the prior year.

On a by-property basis, the net revenue for Rail City increased 6.2% and 3.5% from the corresponding three months and six months of the prior year, while net revenue for the Sands increased 4.8% and 5.5% from the corresponding three months and six months of the prior year. Gold Ranch net revenue increased 11.6% and 15.7% from the corresponding three month and six months of the prior year, attributable to increases in the retail price of gasoline. Consolidated net revenues include Dayton Depot Casino which was acquired by the Company on September 1, 2005. The factors that are attributed to the financial results of the business are discussed below.

The Company’s consolidated income from operations was $1.4 million for the quarter ended December 31, 2005 and $4.6 million for the six months ended December 31, 2005 compared to $1.4 million and $4.5 million for the respective periods of the prior year. Rail City achieved income from operations of $1.4 million and $3.2 million for the three and six months ended December 31, 2005, an 8.9% decrease and 6.0% increase compared to the same periods of the prior year. The Sands achieved income from operations of $33,000 and $1.6 million, a 62.9% decrease and 11.4% increase from the same periods of the prior year. Income from operations at Gold Ranch was $190,000 for the three months and $676,000 for the six months ended December 31, 2005 representing a 21.1% and 26.6% decrease for the same three months and six month periods of the prior year. Rising gasoline prices contributed to decreases in weekend traffic on Interstate-80 which resulted in an adverse impact to Gold Ranch. The competitive nature of gasoline prices does not allow the property to increase its profit margins despite increases in retail pricing. Total gallons of gasoline pumped at Gold Ranch, a key indicator of customer traffic to the property, decreased 11.6% from the same period in the prior year. Consolidated income from operations includes a partial quarter of Dayton Depot Casino. Dayton Depot Casino was acquired by the Company on September 1, 2005.

Corporate expenses increased to $722,000 and $1,435,000 for the three and six months ended December 31, 2005, compared to $548,000 and $875,000 for the same periods of the prior year. Increases from the prior period reflect the implementation in the current quarter and six months ended of the requirements of SFAS 123R “Share-Based Payment” of $61,000 and $145,000 for stock options issued prior to July 1, 2005 and $71,000 and $87,000 for current year grants of restricted stock and $30,000 and $64,000 for accrued management incentive awards to be awarded in the future based on fiscal 2006 performance. The following amounts, net of tax effects, were allocated to the various properties and are included in General and Administrative Expenses: Sands Regency - $27,000; Gold Ranch - $6,200; Rail City Casino - $12,250; and Dayton Depot Casino - $5,100. In addition, the Company incurred $121,000 and $263,000 for the three months and six months ended December 31, 2005 of costs related to preparation to meet the new internal control requirements of the Sarbanes-Oxley Act of 2002.

The Company had consolidated net income of $521,000 and $2.3 million, or $.07 per share ($.07 diluted) and $.33 per share ($.31 diluted), for the three months and six months ended December 31, 2005, compared to $498,000 and $ 2.1 million, or $.08 per share ($.07 diluted) and $.36 per share ($.33 diluted), for the three months and six months December 31, 2004.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAIL CITY CASINO

The following table highlights Rail City Casino’s sources of revenues and expenses for the periods indicated:

	THREE MONTHS ENDED DECEMBER 31			SIX MONTHS ENDED DECEMBER 31
(Dollars in thousands)	2005	2004	PERCENT CHANGE	2005	2004	PERCENT CHANGE
Gaming revenues	$6,120	$5,572	9.8%	$11,719	$11,065	5.9%
Gaming expenses	$2,128	$2,012	5.8%	$4,153	$4,123	0.7%
Expense margin	34.8%	36.1%		35.4%	37.3%
Food and beverage revenues	$1,186	$1,278	-7.2%	$2,367	$2,554	-7.3%
Food and beverage expenses	$835	$811	3.0%	$1,646	$1,614	2.0%
Expense margin	70.4%	63.5%		69.5%	63.2%
Total net revenues	$6,572	$6,186	6.2%	$12,690	$12,256	3.5%
Total operating expenses	$5,126	$4,598	11.5%	$9,472	$9,219	2.7%
Expense margin	78.0%	74.3%		74.6%	75.2%
Maintenance and utilities	$344	$327	5.2%	$717	$697	2.9%
Percent of net revenues	5.2%	5.3%		5.7%	5.7%
General and administrative	$892	$917	-2.7%	$1,526	$1,754	-13.0%
Percent of net revenues	13.6%	14.8%		12.0%	14.3%

Rail City gaming revenues were $ 6.1 million and $ 11.7 million for the three months and six months ended December 31, 2005 an increase or $548,000 and $654,000 or 9.8% and 5.9% from the three months and six months ended December 31, 2004. The slot machine win percentage remained constant for the three months and six months ended December 31, 2005 and 2004. However, the total coin-in, an indicator of total slot machine wagering, increased $9.9 million and $12 million for the three months and six months ended December 31, 2005 to $112.2 million and $216.4 million compared to the same periods in 2004. The win percentage which remained consistent with the prior year quarter on increased total coin-in, represents the total increased gaming revenue for three months and six months ended December 31, 2005.

Gaming operating expenses for the three and six months ended December 31, 2005 were $2.1 million and $4.1 million, compared to $2.0 and $4.1 for the same periods a year ago, an increase of $116,000 and $30,000 respectively. Food and beverage revenues were $1.2 million and $2.4 million for the three and six months ended December 31, 2005 compared to $1.3 million and $2.6 million for the same periods in 2004. Cover counts (number of meals served) for the three months and six months ended December 31, 2005 were 12.5% and 10.8% less than for the same periods one year ago.

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

On December 20, 2005, Plantation Investments Inc., a subsidiary of The Sands Regent purchased 2.58 acres of land adjacent to the Rail City Casino for a total price of $901,000. The land will be utilized in the expansion of the casino and food and beverage operations at Rail City, with plans to expand floor space by 23,500 square feet under a revised budget of $13.8 million. Initially, the property’s current 650 slot machines will be increased to 850, with ultimate plans for a total of 1,000 games. Pending completion of the permit process with the City of Sparks, management plans to begin a six-month, phased construction process in mid calendar year 2006. Included in the scope of the expansion will be an additional restaurant and bar venue. Upon close of the acquisition, the Company

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recorded a $419,000 non-cash charge to income for the unamortized value of the intangible asset relating to the early termination of the lease from the State of Nevada.

There can be no assurance that the construction process will proceed as currently planned due to factors outside the Company’s control. As of the filing of this report, the scope of the expansion has been increased and the budgeted project costs have been revised to be approximately $13.8 million versus the previous estimate of $8.5 million. Increased construction costs, refinement of the project scope, sequencing of construction activity to minimize customer inconvenience and the acquisition of additional land for customer parking are the primary drivers of the increased cost estimates. As previously announced, Plantation Investments, Inc., a subsidiary of the Company, has contracted to purchase a .5 acre site that is adjacent to the casino which currently has a 27 unit motel on the site for $1.3 million. The Company plans to demolish substantially all of the motel units for additional customer parking during construction and which will remain once the expansion is completed. Closing of the transaction occurred on before April 3, 2006.

SANDS REGENCY HOTEL AND CASINO

The following table highlights the Sands’ sources of revenues and expenses for the periods indicated:

	THREE MONTHS ENDED DECEMBER 31			SIX MONTHS ENDED DECEMBER 31
(Dollars in thousands)	2005	2004	PERCENT CHANGE	2005	2004	PERCENT CHANGE
Gaming revenues	$5,409	$5,069	6.7%	$11,356	$10,459	8.6%
Gaming expenses	$2,505	$2,323	7.8%	$5,113	$4,747	7.7%
Expense margin	46.3%	45.8%		45.0%	45.4%
Lodging revenues	$1,794	$1,718	4.4%	$4,799	$4,565	5.1%
Lodging expense	$914	$894	2.2%	$1,936	$1,934	0.1%
Expense margin	50.9%	52.0%		40.3%	42.4%
Food and beverage revenues	$1,011	$1,097	-7.8%	$2,286	$2,407	-5.0%
Food and beverage expenses	$763	$784	-2.7%	$1,678	$1,601	4.8%
Expense margin	75.5%	71.5%		73.4%	66.5%
Total net revenues	$7,759	$7,406	4.8%	$17,307	$16,408	5.5%
Total operating expenses	$7,726	$7,317	5.6%	$15,734	$14,996	4.9%
Expense margin	99.6%	98.8%		90.9%	91.4%
Maintenance and utilities	$927	$882	5.1%	$1,923	$1,822	5.5%
Percent of net revenues	11.9%	11.9%		11.1%	11.1%
General and administrative	$1,522	$1,424	6.7%	$2,978	$2,868	3.9%
Percent of net revenues	19.6%	19.2%		17.2%	17.5%

Sands Regency net revenue for the Sands Regency was $7.8 million and $17.3 million for the three months and six months ended December 31, 2005. This represents a 4.8% increase and 5.5% increase over the net revenue of $7.4 million and $16.4 million for the three months and six months ended December 31, 2004. Gaming revenue for the three months and six months ended December 31, 2005 increased 6.7% and 8.6% over the prior year periods. The increase in gaming revenue is comprised of an increase of $178,000 and $474,429 in slot revenue to $4.1 million and $8.7 million for the three months and six months ended December 31, 2005, compared to $4.0 million and $8.3 million for the prior year periods. Live poker generated revenue of $121,000 and $238,000 for the three months and six months ended December 31, 2005. Live poker was initiated in December 2004. Keno revenue for the three months and six months ended December 31, 2005, was $82,000 and $140,000. Keno is currently operated by the Company compared to having been a leased operation in the prior year period.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gaming expenses for the three months and six months ended December 31, 2005 were $2.5 million and $5.1 million, an increase of 7.8% and 7.7% from the prior year periods. Increased expenses are related to the addition of poker and the return of keno to a Company offered product.

Lodging revenue for the three months and six months ended December 31, 2005 were $1.8 million and $4.8 million, an increase of 5.4% and 5.3% over the prior year periods. Hotel room occupancy was 78.8% and 86.0% for the three months and six months ended December 31, 2005, compared to 77.6% and 84.6% for the same periods of the prior year. Average daily room rate increased 3.7% and 3.2% from the prior year periods.

GOLD RANCH CASINO AND RV RESORT

The following table highlights Gold Ranch’s sources of revenues and expenses for the periods indicated:

	THREE MONTHS ENDED DECEMBER 31			SIX MONTHS ENDED DECEMBER 31
(Dollars in thousands)	2005	2004	PERCENT CHANGE	2005	2004	PERCENT CHANGE
Gaming revenues	$1,359	$1,266	7.3%	$2,920	$2,807	4.0%
Gaming expenses	$515	$471	9.3%	$1,045	$931	12.2%
Expense margin	37.4%	37.2%		35.8%	33.2%
Lodging revenues	$70	$91	-23.1%	$252	$298	-15.4%
Lodging expense	$38	$42	-9.5%	$90	$107	-15.9%
Expense margin	54.3%	46.2%		35.7%	35.9%
Food and beverage revenues	$441	$411	7.3%	$957	$872	9.7%
Food and beverage expenses	$262	$270	-3.0%	$581	$588	-1.2%
Expense margin	59.4%	65.7%		60.7%	67.4%
Fuel and convenience store revenues	$4,693	$4,080	15.1%	$10,658	$8,783	21.3%
Fuel and convenience store expenses	$4,528	$3,915	15.7%	$10,266	$8,388	22.4%
Expense margin	96.5%	96.0%		96.3%	95.5%
Total net revenues	$6,434	$5,765	11.6%	$14,536	$12,568	15.7%
Total operating expenses	$6,244	$5,524	13.0%	$13,860	$11,647	19.0%
Expense margin	97.0%	95.8%		95.3%	92.7%
Maintenance and utilities	$170	$173	-1.7%	$363	$355	2.3%
Percent of net revenues	2.6%	3.0%		2.5%	2.8%
General and administrative	$547	$510	7.3%	$1,096	$991	10.6%
Percent of net revenues	8.5%	8.8%		7.5%	7.9%

For the three months and six months ended December 31, 2005, Gold Ranch had net revenue of $6.4 million and $14.5 million, compared to $5.8 million and $12.6 million for prior year periods.

Gaming revenue for Gold Ranch, comprised principally of slot machine revenue, increased to $1.4 million and $2.9 million in the three months and six months ended December 31, 2005 compared to $1.3 million and $2.8 million for the prior year periods. During the three months and six months ending December 31, 2005, the property increased its marketing and promotional activities in an effort to provide incentives to encourage customers to sign up for the Slot Club. However, the continued escalation in the retail price of gas and the resulting decrease in weekend traffic offset much of the growth achieved in tracked customer play. The Company believes and historical performance of the property has shown that there is a relationship between gasoline gallons sold and gaming revenue.

Gold Ranch income from operations for the three months and six months ended December 31, 2005 was $190,000, and $676,000 compared to $241,000 and $921,000 in the same periods of the prior year. The decline

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in Gold Ranch’s income from operations was primarily due to a $63,000 increase in marketing costs intended to provide incentives to encourage customers to sign up for the Slot Club, to use the facilities and to increase the number of customers in the database. In addition, depreciation expense increased $90,000 resulting from the installation in the spring of 2005 of an automated slot customer tracking system.

DAYTON DEPOT CASINO

The operating results of Dayton Depot Casino which was acquired on September 1, 2005, are reflected below.

The following table highlights Dayton Depot Casino’s sources of revenues and expenses for the three months and six months ended December 31, 2005:

	THREE MONTHS ENDED DECEMBER 31			SIX MONTHS ENDED DECEMBER 31
(Dollars in thousands)	2005	2004	PERCENT CHANGE	2005	2004	PERCENT CHANGE
Gaming revenues	$1,282	—	—	$1,594	—	—
Gaming expenses	$426	—	—	$558	—	—
Expense margin	33.3%			35.0%
Food and beverage revenues	$274	—	—	$348	—	—
Food and beverage expenses	$215	—	—	$249	—	—
Expense margin	78.5%			71.6%
Total net revenues	$1,499	—	—	$1,861	—	—
Total operating expenses	$1,065	—	—	$1,336	—	—
Expense margin	71.0%			71.8%
Maintenance and utilities	$69	—	—	$81	—	—
Percent of net revenues	4.6%			4.4%
General and administrative	$168	—	—	$199	—	—
Percent of net revenues	11.2%			10.7%

We are implementing a new operating strategy at Dayton Depot Casino that includes upgrading slot products, implementing marketing and promotional programs that have been successful for the other properties within the Company, finalizing design and remodeling of the restaurant and a new slot player tracking system installed in January 2006.

CORPORATE COSTS. Corporate costs include the salaries and benefits of corporate officers and management, public company reporting costs, and related legal and accounting fees. Corporate costs were $722,000 and $1.4 million for the three months and six months ended December 31, 2005, compared to $548,000 and $875,000 for the prior year periods.

The $174,000 and $560,000 increase for the three months and six months ended December 31, 2005, are primarily due to $121,000 and $263,000 of costs directly attributable to fees to outside professionals retained to assist in compliance with the new internal controls requirements of the Sarbanes – Oxley Act of 2002 (“SOX”), specifically SOX Section 404. There were no outside costs relating to SOX compliance in the three months ended December 31, 2004 and $10,000 of costs were incurred for the six months ended December 31, 2004. The Company currently qualifies as a non-accelerated filer. The Securities and Exchange Commission recently extended the required compliance dates for non-accelerated filers, and we are now required to report on our systems of internal controls (SOX 404) as of June 30, 2008. The Company has begun to shift the emphasis of the SOX 404 effort to be more focused on internal resources and reduced use of outside professionals. In addition, management compensation expense related to the adoption of SFAS 123R “Share Based Payment” totaled $101,000 and $235,000 ($162,000 and $296,000 on a consolidated basis) for the three months and six months ended December 31, 2005. There was no management compensation expense related to SFAS 123R in

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the same periods of the prior year. For further explanation of the compensation expense related to SFAS 123R and those that are the recipients under the plans, refer to Note 5.

INTEREST EXPENSE. Interest expense was $554,000 and $983,000 for the three months and six months ended December 31, 2005, compared to $799,000 and $1.4 million for the same periods in 2004. The decrease of $245,000 and $422,000 for the three months and six months ended December 31, 2005, are primarily due to the following factors:

•	Interest expense in the three months and six months ended December 31, 2004 includes $252,000 of accelerated interest on the portion of the convertible debt which was converted to equity.

•	Ending balances of long term debt at September 30, 2004 and December 31, 2004 were $34.9 million and $23.2 million compared to $28.8 million and $29.9 million for the same dates in 2005. The majority of the reduction occurred in November and December 2004 due to issuance of 1,120,000 shares of common stock and conversion of additional debt of $1.1 million by a third party

•	Weighted average interest rates on both the term loan and revolving credit facility for the quarters ended September 30, 2004 and December 31, 2004 were 5.40% and 5.44% as compared to 6.47% and 7.05% for the same periods in 2005.

Our long-term debt balance at December 31, 2005 of $29.9 million, includes $10.4 million incurred on September 1, 2005, in connection with the acquisition of Dayton Depot Casino. This represents an increase of $6.7 million for the same date in 2004.

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

Cash flow from operating activities provided $7.7 million during the six month period ended December 31, 2005. Net income of $2.3 million, increased by non-cash items of depreciation ($3.4 million), compensation expense for share-based options ($296,000) and the loss on early termination of the land lease ($419,000) contributed to the majority of cash flow from operating activities. During the six month period ended December 31, 2005, accrued expenses increased $1.2. The increase in accrued expenses was a result of the purchase of new gaming equipment, an increase in gaming taxes payable and costs associated with the acquisition of Dayton Depot Casino. In conjunction with a transition to a new accounting system on July 1, 2005, accounts payable were paid down at June 30, 2005 and selected accounts previously categorized as accounts payable were reclassed to accrued expenses This resulted in higher accrued expenses and lower accounts payable at December 31, 2005.

Investing activities used $14.8 million in cash for the six months ended December 31, 2005. This was the result of the purchase of the Dayton Depot Casino in September 2005 ($10.4 million). On September 1, 2005, the Company acquired Dayton Depot Casino for $629,000 in cash, proceeds from credit facility of $10.1 million and 69,438 shares of Company stock at a share price of $9.91, including an additional $255,000 in acquisition related expenses. The cash paid in connection with the transaction came primarily from an amended and restated credit facility (See Note 8).

The Company increased its investment in plant, property and equipment during the six month period by $4.4 million for renovations among the properties plus investment incurred for the Rail City expansion. Additionally, on December 20, 2005, the Company purchased 2.58 acres of land adjacent to Rail City Casino for $901,000 which is included in the $4.4 million increase.

THE SANDS REGENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing activities provided $10 million of cash flow. Long-term debt of $13.4 million was issued primarily to fund the purchase of the Dayton Depot Casino and working capital. Long-term debt was reduced by payments of $3.4 million during the period ended December 31, 2005.

Our amended and restated bank term loan and revolving credit facility, with an outstanding balance of $45.4 million as of December 31, 2005, requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at December 31, 2005.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors described below under “Risks Related to our Business”, as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission. The Securities and Exchange Commission has issued amendments to Form 10-K requiring disclosure of risk factors for filers that have fiscal years ending on or after December 31, 2005. The disclosure required in the Form 10-Q must be included only after the disclosure in the Form10-K. Since the Company’s Annual Form 10-K ends June 30, 2006, we will comply with the amended disclosure requirement in that report and in subsequent Form 10-Q’s.

THE SANDS REGENT

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

With our amended and restated Credit Agreement executed in September 2005 in connection with the acquisition of Dayton Depot Casino, the Company has substantial variable interest rate debt. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Assuming the reducing credit facilities are fully advanced to $45.3 million, the Company would be subject to substantial market interest rate risks. A one percent increase in interest rates would result in an increase in interest expense of approximately $453,000 annually.

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

Subsequent to the issuance of the Company’s quarterly report on Form 10-Q for the three and six months ended December 31, 2005, the Company determined that errors were made with respect to (i) expenses for stock options which were not recorded for $85,000 and a corresponding understatement of additional paid-in capital, (ii) classification of $115,000 of other assets, previously recorded as goodwill, as a result of a misallocation of the purchase price among the assets acquired in the purchase of Dayton Depot Casino, (iii) the calculation of accrued interest on the Company’s credit agreement and a corresponding understatement of interest expense for the three and six months ended December 31, 2005, (iv) the reclassification of $60,000 from accrued salaries, wages and benefits to additional paid-in capital for restricted shares under the manager bonus plan, (v) the reclassification of $51,000 from taxes payable to additional paid-in capital for the tax benefit of exercised stock options, and (vi) certain computations and classifications on the Statement of Cash Flows. As a result, the accompanying Condensed Consolidated Balance Sheet as of December 31, 2005, Condensed Consolidated Statement of Income for the three and six months ended December 31, 2005 and Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2005 have been restated to correct these errors.

Management has concluded, based on the circumstances involving the restatement of the aforementioned financial statements that, as of December 31, 2005, material weaknesses in internal control over financial reporting existed. Management has determined that the following material weaknesses existed as of December 31, 2005: the lack of a sufficient number of personnel with an appropriate level of accounting knowledge related to the application of generally accepted accounting principles; the lack of a properly designed and implemented closing and financial reporting process to provide reasonable assurance that the financial statements were prepared in accordance with generally accepted accounting principles; and the lack of effective controls to ensure that a sufficient review of the financial statements was performed. These weaknesses gave rise to the following material weaknesses, each of which resulted in adjustments or reclassifications to our condensed consolidated financial statements:

•	Controls over the reconciliation of balance sheet general ledger accounts did not operate effectively.
•	Controls over non-routine and complex transactions were not effective to properly evaluate and account for the acquisition of the Dayton Depot Casino.
•	Controls over the preparation and review of the Condensed Consolidated Statement of Cash Flows were not sufficient and effective.

THE SANDS REGENT

•	Controls over the proper recording and disclosure of share-based payments were not effective.

These material weaknesses resulted in the errors described above and the restatement of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A for the period ended December 31, 2005.

In light of the Company’s decision to restate the financial statements and the identification of material weaknesses, the Company reassessed the evaluation of the effectiveness of the Company’s disclosure controls and procedures that had been made in connection with the original filing of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005. Based on that reassessment, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, due to the aforementioned material weaknesses, the Company’s disclosure controls and procedures were not effective as of December 31, 2005. To compensate for the control weaknesses described above, the Company performed additional manual procedures in order to prepare the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

THE SANDS REGENT

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various lawsuits, which have arisen in the normal course of its business. At the time of the original filing, the liability arising from unfavorable outcomes of lawsuits was not expected to have a material impact on the Company’s financial condition or financial results.

Item 1a. Risk Factors

Other than as disclosed in Part 1, Item 2 on Form 10-Q for the quarter ended September 30, 2005, there have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2005.

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

Proposal 1

To elect a board of seven directors, each serving for a one-year term or until their respective successors are duly elected and qualified. The proposal passed as follows:

Votes Cast	For	Against	Abstain or withheld
Jon N. Bengston	5,651,363	23,987	—
Louis J. Phillips	5,291,168	384,182	—
Larry Tuntland	5,628,917	46,433	—
David R. Grundy	5,651,063	24,287	—
Douglas M. Hayes	5,651,363	23,987	—
Ferenc B. Szony	5,650,063	25,287	—
Pete Cladianos III	5,582,817	92,533	—

Item 5. Other Information

None.

THE SANDS REGENT AND SUBSIDIARIES

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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