Form 10-Q
period 2006-03-31
SANDS REGENT
filed 2006-06-27
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large Accelerated filer   ☐             Accelerated filer   ☐             Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

On June 19, 2006, the registrant had outstanding 7,126,391 shares of its common stock, $.10 par value.

THE SANDS REGENT

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Operating revenues
Gaming	$13,509	$11,786	$41,099	$36,117
Lodging	1,926	1,692	6,977	6,555
Food and beverage	2,942	2,845	8,900	8,678
Fuel and convenience store	4,082	3,562	14,739	12,345
Other	471	439	1,457	1,388

Gross revenues	22,930	20,324	73,172	65,083
Promotional allowances	1,929	1,892	5,775	5,419

Net revenues	21,001	18,432	67,397	59,664

Operating expenses
Gaming	5,628	4,990	16,495	14,791
Lodging	949	898	2,975	2,939
Food and beverage	1,957	1,800	6,111	5,603
Fuel and convenience store	3,892	3,324	14,158	11,712
Other	178	160	539	460
Maintenance and utilities	1,584	1,410	4,670	4,284
General and administrative	4,082	3,497	11,301	9,966
Depreciation and amortization	1,955	1,551	5,396	4,612
Loss on early termination of land lease	—	—	419	—

	20,225	17,630	62,064	54,367

Income from operations	776	802	5,333	5,297

Other income (expense)
Interest expense	(648)	(438)	(1,630)	(1,843)
Insurance settlement	—	—	—	200
Other, net	(33)	—	(66)	(64)

Other income (expense), net	(681)	(438)	(1,696)	(1,707)

Income before income taxes	95	364	3,637	3,590
Income tax provision	(32)	(105)	(1,229)	(1,193)

Net income	$63	$259	$2,408	$2,397

Net income per share
Basic	$0.01	$0.04	$0.34	$0.38
Diluted	$0.01	$0.03	$0.32	$0.35
Weighted average of shares outstanding
Basic	7,102,998	6,950,255	7,072,424	6,303,534
Diluted	7,617,855	7,473,039	7,562,020	6,793,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Dollars in thousands except share data)	MARCH 31, 2006	JUNE 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$6,773	$3,272
Accounts receivable, net	803	580
Inventories	701	692
Federal income tax receivable	709	—
Prepaid expenses and other current assets	1,879	1,805

Total current assets	10,865	6,349

Property and equipment:
Land	13,208	10,007
Buildings and improvements	47,650	43,597
Equipment, furniture and fixtures	30,900	27,264
Leasehold improvements	178	178
Construction in progress	1,641	854

Total property and equipment	93,577	81,900
Less accumulated depreciation and amortization	47,567	42,992

Property and equipment, net	46,010	38,908

Other assets:
Goodwill	33,250	28,642
Other intangibles	12,099	12,426
Other	1,006	1,202

Total other assets	46,355	42,270

Total assets	$103,230	$87,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,233	$2,578
Accrued salaries, wages and benefits	2,472	1,884
Other accrued expenses	1,640	398
Federal income tax payable	—	774
Deferred federal income tax liability	388	338
Current maturities of long-term debt	4,131	2,198

Total current liabilities	10,864	8,170
Long-term debt	27,240	17,744
Deferred federal income tax liability	2,301	2,209

Total liabilities	40,405	28,123

Stockholder’s Equity:
Common stock ($.10 par value, 20,000,000 shares authorized; 9,518,204 and 9,376,766 shares issued)	952	938
Additional paid-in capital	27,937	26,938
Retained earnings	56,294	53,886

	85,183	81,762
Treasury stock (at cost; 2,403,000 shares)	(22,358)	(22,358)

Total stockholders’ equity	62,825	59,404

Total liabilities and stockholders’ equity	$103,230	$87,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	NINE MONTHS ENDED MARCH 31,
(Dollars in thousands)	2006	2005
Operating Activities
Net income	$2,408	$2,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,396	4,612
Share-based compensation expense	451	—
Amortization of loan fees	194	302
Loss on early termination of land lease	419	—
Excess tax benefits from share-based payment arrangements	(51)	—
Tax benefits from stock option exercises	—	246
Loss on disposal of property and equipment	66	65
Changes in operating assets and liabilities:
Change in accounts receivable	(223)	333
Change in inventories	15	39
Change in prepaid expenses and other current assets	76	379
Change in other assets	66	(356)
Change in accounts payable	(190)	(299)
Change in accrued expenses	1,729	(181)
Change in federal income taxes payable/receivable	(1,432)	(331)
Change in deferred federal income taxes	142	478

Net cash provided by operating activities	9,066	7,684

Investing Activities
Investment in property and equipment	(6,765)	(3,399)
Payment for prior year purchases of property and equipment	—	(295)
Net cash paid for wholly-owned subsidiary	(10,323)	—
Proceeds from sale of assets	14	32

Net cash used in investing activities	(17,074)	(3,662)

Financing Activities
Payments on long-term debt	(5,241)	(14,687)
Excess tax benefits from share-based payment arrangements	51	—
Issuance of long-term debt	16,650	—
Issuance of Company common stock	49	9,612
Payment of costs relative to the issuance of common stock	—	(668)

Net cash provided by (used in) financing activities	11,509	(5,743)

Net increase (decrease) in cash and cash equivalents	3,501	(1,721)
Cash and cash equivalents, beginning of period	3,272	5,443

Cash and cash equivalents, end of period	$6,773	$3,722

Supplemental disclosure of cash flow information
Interest paid	$1,436	$1,365
Federal income taxes paid	$2,519	$800
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accounts payable	$135	$97
Debt to equity conversion	$—	$861
Fair value of assets acquired and liabilities assumed in business combination:
Current assets, net of cash acquired	$235
Property, plant and equipment	5,738
Goodwill and intangibles	4,913
Current liabilities	(12)
Common stock issued	(551)

Cash paid, net of cash acquired	$10,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of The Sands Regent (the “Company”) and its wholly-owned subsidiaries: Zante, Inc. (“Zante”), Last Chance, Inc. (“Last Chance”), Plantation Investments, Inc. (“Plantation”), and Dayton Gaming, Inc. (“Dayton”). The Company and its subsidiaries are incorporated in Nevada. Zante owns and operates the Sands Regency Casino/Hotel (“Sands Regency”) in downtown Reno, Nevada. Last Chance owns and operates the Gold Ranch Casino and RV Resort in Verdi, Nevada, and California Prospectors, Ltd. (“California Prospectors”), a Nevada limited liability company, which operates a California lottery station. Together, Last Chance and California Prospectors are presented as “Gold Ranch”. Plantation owns and operates Rail City Casino (“Rail City”). On September 1, 2005, the Company acquired, through Dayton Gaming, Inc., the assets of Dayton Depot and Red Hawk Sports Bar (“Dayton Depot Casino”) in Dayton, Nevada. (See Note 6)

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2005 Annual Report on Form 10-K, except for the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R on July 1, 2005 (see Notes 4 and 5). The condensed consolidated balance sheet at June 30, 2005 was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2005 Form 10-K. In the opinion of management, all adjustments and normally recurring accruals necessary to fairly present the financial condition of the Company as of March 31, 2006 and the results of its operations and its cash flows for the three months and nine months ended March 31, 2006 and 2005 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128—“Earnings Per Share”. SFAS No. 128 provides for the reporting of “basic” or undiluted earnings per share, and “diluted” earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the addition of potentially dilutive securities, which for the Company, consist of stock options, restricted shares, convertible debt and warrants. Dilution is determined based upon the assumption that the options, the convertible debt, and the warrants are exercised or converted. The weighted average number of shares outstanding for the calculation of diluted earnings per share include the dilutive effect of the Company’s stock options, restricted shares, convertible debt and outstanding warrants unless the associated strike price(s) exceeds the average closing price in the period.

The following shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2006	2005	2006	2005
Stock options	—	—	35,000	35,000
Restricted shares	—	—	—	—
Warrants	—	—	336,000	336,000

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands except per share data):

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2006	2005	2006	2005
Net income	$63	$259	$2,408	$2,397

Weighted Average Shares Outstanding:
Common stock	7,103	6,950	7,072	6,304
Common stock equivalents	515	523	490	489

Diluted shares	7,618	7,473	7,562	6,793

Earnings per share:
Basic	$0.01	$0.04	$0.34	$0.38
Diluted	$0.01	$0.03	$0.32	$0.35

NOTE 3 - BUSINESS SEGMENTS

The Company reports business segment information by geographic location. The following is a breakdown of relevant data by location.

	THREE MONTHS ENDED MARCH 31		NINE MONTHS ENDED MARCH 31
(Dollars in thousands)	2006	2005	2006	2005
Net Revenues
Rail City Casino	$6,519	$6,200	$19,208	$18,456
Sands Regency Casino/Hotel	7,315	7,250	24,624	23,658
Gold Ranch Casino and RV Resort	5,715	4,985	20,251	17,553
Dayton Depot Casino	1,452	—	3,314	—
Corporate	—	(3)	—	(3)

	$21,001	$18,432	$67,397	$59,664

Income from operations
Rail City Casino	$1,913	$1,683	$5,130	$4,720
Sands Regency Casino/Hotel	(429)	(296)	1,146	1,116
Gold Ranch Casino and RV Resort	58	133	734	1,054
Dayton Depot Casino	284	—	810	—
Corporate	(1,050)	(718)	(2,487)	(1,593)

	$776	$802	$5,333	$5,297

Depreciation and amortization
Rail City Casino	$544	$556	$1,529	$1,565
Sands Regency Casino/Hotel	947	874	2,783	2,632
Gold Ranch Casino and RV Resort	218	140	637	415
Dayton Depot Casino	243	—	430	—
Corporate	3	(19)	17	—

	$1,955	$1,551	$5,396	$4,612

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 31, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), replacing SFAS No. 123, “Accounting for Share-Based Compensation”, and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires recognition of share-based compensation in the financial statements. SFAS No. 123R is effective as of the first annual reporting period that begins after June 15, 2005 and was adopted by the Company on July 1, 2005. See Note 5.

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In March 2005, the FASB issued Interpretation 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”. This interpretation clarified the term “conditional asset retirement obligation” and also clarified the requirement to recognize a liability for the fair value of such an obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt this statement on July 1, 2006 and does not expect its adoption to have a material effect on its financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this statement provides guidance on recording and disclosing changes in accounting estimates. The Company is required to adopt this statement on July 1, 2006 and does not expect its adoption to have a material effect on its financial statements.

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

The 2004 Plan provides for the granting of incentive and non-qualified stock options as well as restricted stock to executives, key employees, consultants and independent directors. On September 1, 2005, the Company issued 36,600 shares of restricted stock pursuant to the 2004 plan to employees which vest 25% annually, starting one year from the date of grant. On November 7, 2005, the Company issued 17,500 shares of restricted stock pursuant to the 2004 plan to independent members of the board of directors vesting one year from the date of grant. In November 2005, 2,600 restricted shares of stock previously issued to employees were forfeited due to cancellation of employment with the Company. The Company recognizes share-based compensation expense over the requisite service period of the individual grants and awards which are generally equal to the vesting period.

The Second Restated Plan

The fair values of share-based compensation in vested awards at July 1, 2005 were estimated using a Black-Scholes option-pricing model with the following assumptions:

Expected Volatility	54-120%
Expected Dividends	0.00%
Expected term, in years	2.5-5.0
Risk-free interest rate	2.8%- 6.3%

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the Company’s outstanding stock options as of June 30, 2005 and changes during the nine months ended March 31, 2006 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at June 30, 2005	672,500	$3.48	5.9	$4,235,504
Granted	—	—		—
Exercised December 2005	(20,500)	$2.39		$156,794
Forfeited or expired	—	—		—

Outstanding at March 31, 2006	652,000	$3.51	5.2	$5,555,615

Exercisable at March 31, 2006	535,750	$2.91	4.6	$4,884,965

A summary of the Company’s non-vested stock options at June 30, 2005, and changes during the nine months ended March 31, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Non-vested at June 30, 2005	162,500	$7.31	$430,800
Granted	—	—	—
Vested December 2005	(37,500)	$9.75	—
Forfeited or exercised	—	—	—

Non-vested at December 31, 2005	125,000	$6.57	$469,500
Vested March 2006	(8,750)	$10.71	$11,288
Forfeited or exercised	—	—	—

Non-vested at March 31, 2006	116,250	$6.26	$670,650

At March 31, 2006, there was $152,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted pursuant to this plan. The cost is expected to be recognized over a weighted-average period of four years. For the three months and nine months ended March 31, 2006, compensation expense of $45,000 and $190,000 related to stock options issued prior to July 1, 2005 is included in general and administrative expenses.

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

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SFAS No. 123R requires the Company to present pro forma information for periods prior to the adoption as if it had accounted for all share-based compensation under the fair value method. Had compensation costs under the Company’s stock option plan been recorded using the fair value method required by SFAS No. 123, the effect on the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net Income, as reported	$259	$2,397
Total share-based employee compensation expense determined under fair value method for all awards, net of income tax benefits	(75)	(141)

Pro forma net income	$184	$2,256

Earnings per share:
Basic-as reported	$0.04	$0.38

Basic-pro forma	$0.03	$0.36

Diluted- as reported	$0.03	$0.35

Diluted- pro forma	$0.02	$0.33

The 2004 Plan

On September 1, 2005, the Company issued 36,600 restricted shares of stock to employees which vest 25% annually, starting one year from the date of grant. On November 7, 2005, the Company issued 17,500 shares of restricted stock to independent members of the board of directors vesting one year from the date of grant. The fair values of share-based compensation for fiscal year 2006 were estimated using the market price on the date of grant. A summary of the Company’s outstanding restricted shares as of June 30, 2005, and changes during the nine months ended March 31, 2006 is presented below:

Restricted Shares	Shares	Weighted Average Grant-Date Market Value	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at June 30, 2005	—	—	—	—
Granted September 1, 2005	36,600	$10.00	5.0	$366,000
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at September 30, 2005	36,600	$10.00	4.9	366,000
Granted November 7, 2005	17,500	$9.60	1.0	168,000
Exercised	—	—	—	—
Forfeited	(2,600)	$10.00		(26,000)

Outstanding at December 31, 2005	51,500	$9.86	3.4	$508,000

Outstanding at March 31, 2006	51,500	$9.86	3.1	$508,000

September 1, 2005, was the first date of issuance of restricted shares under this Plan.

At March 31, 2006, there was $ 359,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. Compensation expense of $85,000 and $172,000 and $25,000 and $89,000 related to the grant of restricted stock and performance bonus incentive plan are included in general and administrative expenses for the three months and nine months ended March 31, 2006.

NOTE 6 - ACQUISITIONS

On September 1, 2005, the Company completed its acquisition of the assets of Dayton Depot and Red Hawk Sports Bar (“Dayton Depot Casino”) through its subsidiary, Dayton Gaming, Inc., a Nevada corporation, pursuant to an Asset Purchase Agreement dated February 28, 2005 (the “Agreement”).

The preliminary purchase price of $10.9 million (including acquisition costs and excluding cash acquired) was calculated based on EBITDA (earnings before interest, taxes, depreciation and amortization) for Dayton Depot Casino for the twelve months preceding the closing date of acquisition as prescribed in the Agreement. The purchase was funded with the payment of $10.3 million in cash and issuance of 69,438 shares of Company stock with a fair market value equal to $9.91 per share at the date of issuance. The cash paid in connection with the transaction came primarily from an amended and restated credit facility (Note 8), which, in concert with the stock, funded the acquisition including net working capital. The Company stock issued to the seller contains a two year

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

trading restriction from the date of the acquisition. The value of the stock issued in the transaction has been recorded at a 20% discount to market value to account for the impact of the trading restriction.

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

The following table summarizes the preliminary purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Purchase Price:
Cash	$374
Proceeds from credit facility	10,050
Issuance of common stock	551
Costs of acquisition	231

$11,206

Assets Acquired and Liabilities assumed:
Current assets	$567
Property, plant and equipment	5,738
Goodwill and intangibles	4,913
Current liabilities	(12)

$11,206

The pro forma consolidated results of operations, as if the acquisition of Dayton Depot Casino had occurred on July 1, 2004, are as follows (in thousands except per share data):

	Nine months ended March 31, 2006	Nine months ended March 31, 2005
Net revenues	$68,310	$63,772
Net income	2,489	2,764
Basic net income per share	0.35	0.44
Diluted net income per share	0.33	0.41
Basic Shares Outstanding	7,072	6,304
Diluted Shares Outstanding	7,562	6,793

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 - INTANGIBLES AND GOODWILL

Intangible Balances

	March 31, 2006			June 30, 2005
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer list/relationships	$1,190	$910	$280	$1,190	$709	$481
Under-market land lease (1)	—	—	—	448	21	427
Non-compete agreement	45	5	40	—	—	—

	1,235	915	320	1,638	730	908

Indefinite-lived intangible assets:
Grandfathered gaming license	7,205	—	7,205	7,205	—	7,205
Trademark/tradename	4,479	—	4,479	4,303	—	4,303
Other	95	—	95	10	—	10

	11,779	—	11,779	11,518	—	11,518

	$13,014	$915	$12,099	$13,156	$730	$12,426

(1)	With the purchase of 2.58 acres of land adjacent to Rail City Casino on December 20, 2005, for $901,000, the Company recorded a non-cash charge of $419,000 to the unamortized value of the under-market land lease relating to early termination of the lease on the land from the State of Nevada.

Amortization of Intangibles

The aggregate amortization expense was $69,000 and $154,000 for the three months ended March 31, 2006 and 2005, respectively. The aggregate amortization expense was $213,000 and $463,000 for the nine months ended March 31, 2006 and 2005, respectively. Included in the nine months ended March 31, 2006 is $8,000 for amortization of the under market lease at Rail City prior to the purchase of the land from the State of Nevada. Estimated amortization expense for the current and succeeding fiscal years is as follows:

(Dollars in thousands)	Fiscal Year	Amortization
	2006	$70	(3 Months	)
	2007	147
	2008	81
	2009	13
	2010	9

Goodwill Changes and Balance by Segment

(Dollars in thousands)	Rail City	Gold Ranch	Dayton Depot	Total
Balance at beginning of period	$17,624	$11,018	$—	$28,642
Dayton Depot Casino acquisition	—	—	4,608	4,608

Balance at March 31, 2006	$17,624	$11,018	$4,608	$33,250

NOTE 8 - RECENTLY AMENDED AND RESTATED CREDIT FACILITIES

In connection with the acquisition of Dayton Depot Casino, the Company executed an amended and restated syndicated financing arrangement (“Credit Agreement”) through Wells Fargo Bank. The Credit Agreement provided for a 5-year, $22,000,000 term loan collateralized by substantially all property and equipment of Zante, Inc., Plantation Investments, Inc., and Dayton Gaming, Inc., and the furniture, fixtures and equipment of Last Chance, Inc. As the term loan is paid down, no additional borrowings may be taken on the loan. The balance of the term loan was $19.5 million at March 31, 2006 and $16.1 million at June 30, 2005. The loan has a variable interest rate based on LIBOR or the U.S. Prime Index plus an applicable margin as detailed in the Credit Agreement. The interest rate at March 31, 2006 was LIBOR plus 2.25% or Prime plus 1%. The interest rate at June 30, 2005 was LIBOR plus 2% or Prime plus .5%. At March 31, 2006 and June 30, 2005, the weighted average interest rate on the term loan was 7.18% and 5.38% respectively. The loan has a 5-year amortization schedule, and matures on September 1, 2010, with any remaining interest and unpaid principal due and payable on that date. For the three months and the nine months ended March 31, 2006, the Company has paid down $825,000 and $2,475,000 on the term loan. Additionally, as part of the Credit Agreement, the Company secured a Wells Fargo Bank syndicated, 5-year $25,000,000 revolving credit facility with collateralization and terms which are substantially similar to the term loan. The balance of the revolving credit facility was $ 11.4 million at

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2006 and $ 3.4 million at June 30, 2005. The weighted average interest rate on the revolving credit facility at March 31, 2006 and June 30, 2005 was 7.11% and 6.50% respectively. The credit facility requires interest-only payments and matures September 1, 2010, with any remaining interest and unpaid principal due and payable on that date. Together, the bank term loan and revolving credit facility requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at March 31, 2006.

NOTE 9 – SUBSEQUENT EVENTS

Rail City Land Acquisition

Plantation Investments, Inc., a subsidiary of the Company, has contracted to purchase a 0.5 acre site that is adjacent to the Rail City Casino which currently has a 27 unit motel on the site for $1.3 million. The Company plans to demolish substantially all of the motel units for additional customer parking during construction and continuing once the expansion at Rail City Casino is completed. Closing escrow occurred on April 3, 2006. With the purchase of the 0.5 acre site, the scope of the expansion of the Rail City Casino has been increased and the budgeted project costs have been revised to approximately $13.8 million versus the previous estimate of $8.5 million. Increased construction costs, refinements to the project scope, sequencing of construction activity to minimize the impact of construction and the acquisition of additional land for customer parking, during and after the expansion, are the primary drivers of the increased cost estimates.

Merger Agreement

On May 16, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Herbst Gaming, Inc. (“Herbst”) and HGI-Casinos, Inc., a Nevada corporation and wholly-owned subsidiary of Herbst (“Merger Subsidiary”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Herbst. Under the terms of the Merger Agreement each outstanding share of the Company’s common stock will be converted into the right to receive $15 in cash, without interest. Each option to purchase the Company’s common stock that is outstanding and unexercised immediately prior to the effective time of the merger shall be cancelled in exchange for the right to receive from the surviving corporation a lump sum cash payment (without interest) equal to the product of (x) the excess (if any) of (A) $15 over (B) the exercise price per share of the Company’s common stock for such option and (y) the number of shares of the Company’s common stock underlying such option, less applicable withholding taxes. Subject to the consent of the warrant holders, each warrant to purchase the Company’s common stock that is outstanding and unexercised immediately prior to the effective time of the merger shall be cancelled in exchange for the right to receive from the surviving corporation a lump sum cash payment (without interest) equal to the product of (x) the excess (if any) of (A) $15 over (B) the exercised price per share of the Company’s common stock for such warrant and (y) the number of shares of the Company’s common stock underlying such warrant, less applicable withholding taxes.

The completion of the merger is subject to several conditions, including the receipt of applicable approvals from the Company’s stockholders, the absence of any material adverse effect on the Company’s business, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Act of 1976, as amended, and the receipt of gaming approvals. However, no assurance can be given that all conditions to the consummation of the merger will be satisfied or that the merger will be consummated.

On May 31, 2006, a purported stockholder class action lawsuit was filed on behalf of the holders of the Company’s common stock in Nevada district court, in the county of Washoe. The complaint names the Company and its board of directors as defendants, and alleges that the board of directors breached its fiduciary duties by adopting the merger agreement and approving the merger.

The complaint seeks an injunction preventing the completion of the merger, invalidating the merger agreement, and directing the board of directors to obtain a higher per share price for the Company’s common stock. It further

THE SANDS REGENT

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

seeks the immediate disclosure of the Company’s quarterly results for the quarter ended March 31, 2006, imposition of a constructive trust, and other unspecified costs and damages, including reasonable attorneys’ fees and experts’ fees. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

THE SANDS REGENT

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

On September 1, 2005, the Company acquired Dayton Depot Casino in Dayton, Nevada. Dayton Depot Casino has 16,000 square feet of casino, a family-style restaurant, two bars, 250 slot machines and a sportsbook operated by a third party. The Red Hawk Sports Bar, located across Highway 50 from the Depot Casino, houses 33 slot machines and a convenience store. The results of operations for the three months and nine months ended March 31, 2006 include the results of Dayton Depot Casino beginning September 1, 2005.

Merger Agreement

On May 16, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Herbst Gaming, Inc. (“Herbst”) and HGI-Casinos, Inc., a Nevada corporation and wholly-owned subsidiary of Herbst (“Merger Subsidiary”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Herbst. Under the terms of the Merger Agreement each outstanding share of the Company’s common stock will be converted into the right to receive $15 in cash, without interest. Each option to purchase the Company’s common stock that is outstanding and unexercised immediately prior to the effective time of the merger shall be cancelled in exchange for the right to receive from the surviving corporation a lump sum cash payment (without interest) equal to the product of (x) the excess (if any) of (A) $15 over (B) the exercise price per share of the Company’s common stock for such option and (y) the number of shares of the Company’s common stock underlying such option, less applicable withholding taxes. Subject to the consent of the warrant holders, each warrant to purchase the Company’s common stock that is outstanding and unexercised immediately prior to the effective time of the merger shall be cancelled in exchange for the right to receive from the surviving corporation a lump sum cash payment (without interest) equal to the product of (x) the excess (if any) of (A) $15 over (B) the exercised price per share of the Company’s common stock for such warrant and (y) the number of shares of the Company’s common stock underlying such warrant, less applicable withholding taxes.

The completion of the merger is subject to several conditions, including the receipt of applicable approvals from the Company’s stockholders, the absence of any material adverse effect on the Company’s business, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Act of 1976, as amended, and the receipt of gaming approvals. However, no assurance can be given that all conditions to the consummation of the merger will be satisfied or that the merger will be consummated.

On May 31, 2006, a purported stockholder class action lawsuit was filed on behalf of the holders of the Company’s common stock in Nevada district court, in the county of Washoe. The complaint names the Company

THE SANDS REGENT

and members its board of directors as defendants, and alleges that the board of directors breached its fiduciary duties by adopting the merger agreement and approving the merger.

The complaint seeks an injunction preventing the completion of the merger, invalidating the merger agreement, and directing the board of directors to obtain a higher per share price for the Company’s common stock. It further seeks the immediate disclosure of the Company’s quarterly results for the quarter ended March 31, 2006, imposition of a constructive trust, and other unspecified costs and damages, including reasonable attorneys’ fees and experts’ fees, The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of the Company’s policies, including the estimated lives assigned to long-lived assets, asset impairment, goodwill and other intangibles impairment, the adequacy of our allowance for uncollectible receivables, self insurance reserves, litigation reserves, and customer rewards program liability requires that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based on historical experience, terms of existing contracts, and observations of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from Company estimates.

Results of Operations – Comparisons of Three Months and Nine Months ended March 31, 2006 and 2005.

CONSOLIDATED RESULTS. For the three months and nine months ended March 31, 2006, the Company’s consolidated net revenues increased 13.9% and 13.0% from $18.4 million to $21.0 million and from $59.7 million to $67.4 respectively, compared to the same periods of the prior year.

On a by-property basis, the net revenue for Rail City increased 5.1% and 4.1% from the corresponding three months and nine months of the prior year, while net revenue for the Sands increased 0.9% and 4.1% from the corresponding three months and nine months of the prior year. Gold Ranch net revenue increased 14.6% and 15.4% from the corresponding three month and nine months of the prior year, primarily attributable to increases in the retail price of gasoline. Consolidated net revenues include Dayton Depot Casino which was acquired by the Company on September 1, 2005. The factors that are attributed to the financial results of the business are discussed below.

The Company’s consolidated income from operations was $776,000 for the quarter ended March 31, 2006 and $5.3 million for the nine months ended March 31, 2006 compared to $802,000 and $5.3 million for the respective periods of the prior year. Rail City achieved income from operations of $1.9 million and $5.1 million for the three and nine months ended March 31, 2006, a 13.7% increase and 8.7% increase compared to the same periods of the prior year. Rail City income from operations for the nine months ended March 31, 2006 was impacted by a $419,000 non-cash charge for loss on early termination of land lease. The Sands income from operations was ($429,000) and $1.1 million, a 44.6% decrease and 2.7% increase from the same periods of the prior year. Income from operations at Gold Ranch of $58,000 and $734,000 for the three months and nine months ended March 31, 2006 represents a 56.4% and 30.4% decrease for the same three month and nine month periods of the prior year. Rising gasoline prices contributed to decreases in weekend traffic on Interstate-80 which resulted in an adverse impact to Gold Ranch.

Corporate expenses increased to $1.1 million and $2.5 million for the three and nine months ended March 31, 2006, compared to $718,000 and $1.6 million for the same periods of the prior year. Increases from the prior period reflect the implementation in the current quarter and nine months ended March 31, 2006, of the requirements of SFAS No.123R “Share-Based Payment” of $45,000 and $190,000 for stock options issued prior to July 1, 2005 and $85,000 and $172,000 for current year grants of restricted stock and $25,000 and $89,000 for accrued management incentive awards to be awarded in the future based on fiscal 2006 performance. For the nine months ended March 31, 2006, the following amounts, were allocated to the various properties and are included in General and Administrative Expenses: Sands Regency - $24,800 and $59,000; Gold Ranch - $5,300

THE SANDS REGENT

and $13,000; Rail City Casino - $9,300 and $24,000; and Dayton Depot Casino - $4,900 and $11,000 for the three months and nine months ended March 31, 2006. In addition, the Company incurred $21,000 and $283,000 for the three months and nine months ended March 31, 2006 of costs related to preparation to meet the new internal control requirements of the Sarbanes-Oxley Act of 2002. Included in corporate expenses for the three months ended March 31, 2006 is $256,000 for costs associated with an independent investigation requested by the Audit Committee in February, 2006 and $100,000 of costs associated with the merger with Herbst Gaming, Inc. See Note 9.

The Company had consolidated net income of $63,000 and $2.4 million, or $.01 per share ($.01 diluted) and $.34 per share ($.32 diluted), for the three months and nine months ended March 31, 2006, compared to $259,000 and $ 2.4 million, or $.04 per share ($.03 diluted) and $.38 per share ($.35 diluted), for the three months and nine months March 31, 2005.

RAIL CITY CASINO

The following table highlights Rail City Casino’s sources of revenues and expenses for the periods indicated:

	THREE MONTHS ENDED MARCH 31			NINE MONTHS ENDED MARCH 31
(Dollars in thousands)	2006	2005	PERCENT CHANGE	2006	2005	PERCENT CHANGE
Gaming revenues	$6,053	$5,644	7.2%	$17,773	$16,709	6.4%
Gaming expenses	$2,124	$2,069	2.6%	$6,276	$6,192	1.4%
Expense margin	35.1%	36.7%		35.3%	37.1%
Food and beverage revenues	$1,147	$1,255	-8.6%	$3,515	$3,809	-7.7%
Food and beverage expenses	$778	$785	-0.9%	$2,424	$2,399	1.0%
Expense margin	67.8%	62.5%		69.0%	63.0%
Total net revenues	$6,519	$6,200	5.1%	$19,208	$18,456	4.1%
Total operating expenses	$4,606	$4,517	2.0%	$13,659	$13,736	-0.6%
Expense margin	70.7%	72.9%		71.1%	74.4%
Maintenance and utilities	$343	$330	3.9%	$1,060	$1,027	3.2%
Percent of net revenues	5.3%	5.3%		5.5%	5.6%
General and administrative	$796	$758	5.0%	$2,322	$2,512	-7.6%
Percent of net revenues	12.2%	12.2%		12.1%	13.6%

Rail City gaming revenue was $6.1 million and $17.8 million for the three months and nine months ended March 31, 2006, a 7.2% and 6.4% increase from the three months and nine months ended March 31, 2005. The total coin-in, an indicator of total slot machine wagering, increased 5.3% and 4.9% for the three months and nine months ended March 31, 2006. Gaming operating expenses for the three and nine months ended March 31, 2006 were $2.1 million and $6.3 million, compared to $2.1 million and $6.2 million for the same periods a year ago, an increase of $54,000 and $84,000 respectively.

Food and beverage revenue of $1.1 million and $3.5 million for the three and nine months ended March 31, 2006 compared to $1.2 million and $3.8 million for the same periods in the prior year. Cover counts (number of meals served) for the three months and nine months ended March 31, 2006, are decreased as a result of more focused food promotional programs. General and administrative expenses for the three months and nine months ended March 31, 2006 were $796,000 and $2.3 million compared to $758,000 and $2.5 million.

On December 20, 2005, Plantation Investments Inc., a subsidiary of the Company purchased 2.58 acres of land adjacent to the Rail City Casino for a total price of $901,000. The land will be utilized in the expansion of the casino and food and beverage operations at Rail City, with plans to expand floor space by 23,500 square feet under a revised budget of $13.8 million. Initially, the property’s current 650 slot machines will be increased to 850, with ultimate plans for a total of 1,000 games. Pending completion of the permit process with the City of Sparks, the Company plans to begin a six-month, phased construction process in mid calendar year 2006. Included in the scope of the expansion will be an additional restaurant and bar venue.

THE SANDS REGENT

There can be no assurance that the construction process will proceed as currently planned due to factors outside the Company’s control. The scope of the expansion has been increased and the budgeted project costs have been revised to be approximately $13.8 million compared to the previous estimate of $8.5 million. Increased construction costs, refinement of the project scope, sequencing of construction activity to minimize customer inconvenience and the acquisition of additional land for customer parking are the primary drivers of the increased cost estimates. As previously announced, Plantation Investments, Inc., a subsidiary of the Company, has contracted to purchase a .5 acre site that is adjacent to the casino which currently has a 27 unit motel on the site for $1.3 million. The company plans to demolish substantially all of the motel units for additional customer parking during construction and continuing once the expansion is completed. The escrow closed on April 3, 2006.

SANDS REGENCY HOTEL AND CASINO

The following table highlights the Sands’ sources of revenues and expenses for the periods indicated:

	THREE MONTHS ENDED MARCH 31			NINE MONTHS ENDED MARCH 31
(Dollars in thousands)	2006	2005	PERCENT CHANGE	2006	2005	PERCENT CHANGE
Gaming revenues	$4,875	$5,049	-3.4%	$16,231	$15,508	4.7%
Gaming expenses	$2,545	$2,478	2.7%	$7,658	$7,225	6.0%
Expense margin	52.2%	49.1%		47.2%	46.6%
Lodging revenues	$1,871	$1,646	13.7%	$6,670	$6,211	7.4%
Lodging expense	$906	$867	4.5%	$2,842	$2,801	1.5%
Expense margin	48.4%	52.7%		42.6%	45.1%
Food and beverage revenues	$1,142	$1,216	-6.1%	$3,428	$3,623	-5.4%
Food and beverage expenses	$770	$750	2.7%	$2,448	$2,351	4.1%
Expense margin	67.4%	61.7%		71.4%	64.9%
Total net revenues	$7,315	$7,250	0.9%	$24,624	$23,658	4.1%
Total operating expenses	$7,744	$7,546	2.6%	$23,478	$22,542	4.2%
Expense margin	105.8%	104.1%		95.3%	95.3%
Maintenance and utilities	$985	$916	7.5%	$2,908	$2,738	6.2%
Percent of net revenues	13.5%	12.6%		11.8%	11.6%
General and administrative	$1,471	$1,539	-4.4%	$4,449	$4,407	1.0%
Percent of net revenues	20.1%	21.2%		18.1%	18.6%

Sands Regency net revenue was $7.3 million and $24.6 million for the three months and nine months ended March 31, 2006. This represents a 0.9% increase and 4.1% increase over the net revenue of $7.3 million and $23.7 million for the three months and nine months ended March 31, 2005. The tourist segment of Sands Regency revenue base was adversely impacted by frequent weather related road restrictions that had the effect of discouraging visitation, particularly during the month of March.

Gaming revenue for the three months ended March 31, 2006 decreased 3.4% and increased 4.7% for the nine months ended March 31, 2006. Slot Revenues in this quarter declined $171,000 and slot win as a percent of coin-in decreased to 5.7% from 6.1% from the prior year period.

Gaming expenses for the three months and nine months ended March 31, 2006 were $2.5 million and $7.7 million, an increase of 2.7% and 6.0%, from the prior year periods.

Lodging revenue for the three months and nine months ended March 31, 2006 were $1.9 million and $6.7 million, an increase of 13.7% and 7.4% over the prior year periods. Average daily room rate for the nine months ended March 31, 2006, increased 6.0% when compared with the prior nine month period, primarily attributable to the closing of a competitor in December 2005.

THE SANDS REGENT

GOLD RANCH CASINO AND RV RESORT

The following table highlights Gold Ranch’s sources of revenues and expenses for the periods indicated:

	THREE MONTHS ENDED MARCH 31			NINE MONTHS ENDED MARCH 31
(Dollars in thousands)	2006	2005	PERCENT CHANGE	2006	2005	PERCENT CHANGE
Gaming revenues	$1,305	$1,093	19.4%	$4,225	$3,900	8.3%
Gaming expenses	$499	$443	12.6%	$1,544	$1,374	12.4%
Expense margin	38.2%	40.5%		36.5%	35.2%
Lodging revenues	$55	$46	19.6%	$307	$344	-10.8%
Lodging expense	$43	$31	38.7%	$133	$138	-3.6%
Expense margin	78.2%	67.4%		43.3%	40.1%
Food and beverage revenues	$397	$374	6.1%	$1,353	$1,246	8.6%
Food and beverage expenses	$257	$265	-3.1%	$837	$853	-1.9%
Expense margin	64.5%	70.9%		61.9%	68.5%
Fuel and convenience store revenues	$4,082	$3,562	14.6%	$14,739	$12,345	19.4%
Fuel and convenience store expenses	$3,892	$3,324	17.1%	$14,158	$11,712	20.9%
Expense margin	95.4%	93.3%		96.1%	94.9%
Total net revenues	$5,715	$4,985	14.6%	$20,251	$17,553	15.4%
Total operating expenses	$5,657	$4,852	16.6%	$19,517	$16,499	18.3%
Expense margin	99.0%	97.3%		96.4%	94.0%
Maintenance and utilities	$172	$164	4.9%	$535	$519	3.1%
Percent of net revenues	3.0%	3.3%		2.6%	3.0%
General and administrative	$577	$466	23.8%	$1,673	$1,457	14.8%
Percent of net revenues	10.1%	9.3%		8.3%	8.3%

Gold Ranch had net revenue for the three months and nine months ended March 31, 2006, of $5.7 million and $20.3 million, compared to $5.0 million and $17.6 million for prior year periods.

Gaming revenue for Gold Ranch, comprised principally of slot machine revenue, increased to $1.3 million and $4.2 million in the three months and nine months ended March 31, 2006 compared to $1.1 million and $3.9 million for the prior year periods. During the three months and nine months ended March 31, 2006, the property increased its marketing and promotional activities in an effort to increase tracked customer play. However, the continued increase in the retail price of gasoline and the resulting decrease in weekend highway traffic offset much of the growth achieved in tracked customer play. The Company believes, and historical performance of the property has shown that there is a relationship between gasoline gallons sold and gaming revenue.

Fuel and convenience store revenue continue to reflect the increased price of gasoline as revenue increased 14.6% for the most recent quarter and 19.4% on a year to date basis while the gallons of gasoline pumped were equal to the prior year periods.

Gold Ranch income from operations for the three months and nine months ended March 31, 2006 was $58,000, and $734,000 compared to $133,000 $1,054,000 in the same periods of the prior year. The decline in Gold Ranch’s income from operations was primarily due to an increase for the three months and nine months ended March 31, 2006, in marketing costs intended to provide incentives to encourage customers to sign up for the Slot Club, to use the facilities and to increase the number of customers in the customer database. In addition, depreciation expense increased $78,000 and $222,000 for the three months and nine months ended March 31, 2006, resulting from the installation in the spring of 2005 of an automated slot customer tracking system.

THE SANDS REGENT

DAYTON DEPOT CASINO

The operating results of Dayton Depot Casino which was acquired on September 1, 2005, are reflected below.

The following table highlights Dayton Depot Casino’s sources of revenues and expenses for the three months and seven months ended March 31, 2006:

	THREE MONTHS ENDED MARCH 31			SEVEN MONTHS ENDED MARCH 31
(Dollars in thousands)	2006	2005	PERCENT CHANGE	2006	2005	PERCENT CHANGE
Gaming revenues	$1,276			$2,870
Gaming expenses	$460			$1,018
Expense margin	36.1%			35.5%
Food and beverage revenues	$256			$604
Food and beverage expenses	$152			$401
Expense margin	59.4%			66.4%
Total net revenues	$1,452			$3,314
Total operating expenses	$1,168			$2,504
Expense margin	80.4%			75.6%
Maintenance and utilities	$86			$167
Percent of net revenues	5.9%			5.0%
General and administrative	$188			$386
Percent of net revenues	12.9%			11.7%

We have implemented a new operating strategy at Dayton Depot Casino that includes upgraded slot products, marketing and promotional programs that have been successful for the other properties within the Company, a new slot player tracking system installed in January 2006, and we are currently finalizing design and remodeling of the restaurant, which we anticipate will be completed in the late summer of 2006.

CORPORATE COSTS. Corporate costs include the salaries and benefits of corporate officers and management, public company reporting costs, and related legal and accounting fees. Corporate costs were $1.1 million and $2.5 million for the three months and nine months ended March 31, 2006, compared to $718,000 and $1.6 million for the prior year periods.

The $335,000 and $894,000 increase for the three months and nine months ended March 31, 2006 is primarily due to $21,000 and $283,000 of costs directly attributable to fees to outside professionals retained to assist in compliance with the new internal controls requirements of the Sarbanes – Oxley Act of 2002 (“SOX”), specifically SOX Section 404. There were $252,000 and $261,000 in costs relating to SOX compliance in the three months ended March 31, 2005 and nine months ended March 31, 2005. The Company currently qualifies as a non-accelerated filer. The Securities and Exchange Commission recently extended the required compliance dates for non-accelerated filers, and we are now required to report on our systems of internal controls (SOX 404) as of June 30, 2008. The Company has begun to shift the emphasis of the SOX 404 effort to be more focused on internal resources and reduced use of outside professionals. In addition, management compensation expense related to the adoption of SFAS No. 123R “Share Based Payment” totaled $108,000 and $343,000 ($155,000 and $451,000 on a consolidated basis) for the three months and nine months ended March 31, 2006. There was no management compensation expense related to SFAS No. 123R in the same periods of the prior year. For further explanation of the compensation expense related to SFAS No.123R and those that are the recipients under the plans, refer to Note 5. Included in corporate costs for the three months and nine months ended March 31, 2006 is $256,000 for costs associated with an independent investigation requested by the Audit Committee in February 2006, as well as $100,000 of costs associated with the merger with Herbst Gaming, Inc.

THE SANDS REGENT

INTEREST EXPENSE. Interest expense was $648,000 and $1.6 million for the three months and nine months ended March 31, 2006, compared to $438,000 and $1.8 million for the same periods in 2005. The increase of $210,000 for the three months ended March 31, 2006, is primarily due to higher average loan balances in March 2006 and higher interest rates. The $200,000 reduction for the nine months ending March 31, 2006 compared to March 31, 2005 is due to the Company realizing in the second quarter of 2005, $271,000 of accelerated interest on the portion of the convertible debt obligation which was converted to equity in the second quarter of 2005.

The balance outstanding on our credit facility at March 31, 2006 of $31.4 million includes $10.1 million incurred on September 1, 2005, in connection with the acquisition of Dayton Depot Casino. This represents an increase of $11.5 million from the same date in 2005.

Capital Resources and Liquidity

At March 31, 2006, the Company’s cash and cash equivalents were $6.8 million, an increase of $3.5 million from June 30, 2005. We had nominal working capital as of March 31, 2006. At March 31, 2006, the Company had $13.6 million of borrowings available under its revolving credit facility.

Cash flow from operating activities provided $9.1 million during the nine month period ended March 31, 2006. Net income of $2.4 million was increased by non-cash items of depreciation ($5.4 million), compensation expense for share-based options ($451,000), the loss on early termination of a land lease ($419,000) and amortization of loan fees ($194,000).

Investing activities accounted for a $17.1 million use of cash for the nine months ended March 31, 2006, primarily consisting of the acquisition of Dayton Depot Casino on September 2005 ($10.3 million). On September 1, 2005, the Company acquired Dayton Depot Casino for $605,000 in cash, an increase of borrowing under our credit facility of $10.1 million and 69,438 shares of Company stock including an additional $231,000 in acquisition related expenses. The cash paid in connection with the transaction came primarily from an amended and restated credit facility. See Note 8.

The Company increased its investment in plant, property and equipment during the nine month period by $6.8 million for renovations among the properties, plus investments incurred to date for the Rail City expansion as well as improvements to the recently purchased Dayton Depot Casino. Additionally, on December 20, 2005, the Company purchased 2.58 acres of land adjacent to Rail City Casino for $901,000 which is included in the $6.8 million increase.

Financing activities provided $11.5 million of cash flow. Long-term debt of $16.7 million was issued primarily to fund the purchase of the Dayton Depot Casino and working capital. Long-term debt was reduced by payments of $5.2 million during the nine months ended March 31, 2006.

Our amended and restated bank term loan and revolving credit facility, which totaled $44.5 million as of March 31, 2006, requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances and limits situations where a change in control in the Company may occur. The financial covenants include the requirement that a minimum EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios be maintained. The Company believes that it is in compliance with all covenants and restrictions at March 31, 2006.

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

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of March 31, 2006.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long term debt	$31,371,372	$4,131,098	$9,102,774	$18,137,500	$—
Interest on long-term debt(1)	9,153,073	2,346,407	4,086,041	2,720,625	—
Operating Leases(2)	9,056,313	575,004	1,150,008	1,150,008	6,181,293
Other(3)	5,653,421	253,170	697,495	524,982	4,177,774

	$55,234,179	$7,305,679	$15,036,318	$22,533,115	$10,359,067

(1)	Interest is calculated by assuming a weighted average interest rate of 7.5% of the current March 31, 2006 balance less payout until maturity. All long-term debt matures within 5 years.

THE SANDS REGENT

(2)	Represents contractual lease obligations to Prospector Gaming Enterprises (“PGE”) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without major expansion of the gaming facilities.

(3)	Represents management fees due to PGE in connection with the RV park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates. Interest rates have increased as of March 31, 2006, and those changes have been included in the above table.

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

THE SANDS REGENT

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

Subsequent to the issuance of the Company’s quarterly reports on Form 10-Q for the quarters ended September 30, 2005 and December 31, 2005, the Company determined that errors were made with respect to (i) expenses for stock options which were not recorded and a corresponding understatement of additional paid-in capital, (ii) classification of other assets, previously recorded as goodwill, as a result of a misallocation of the purchase price among the assets acquired in the purchase of Dayton Depot Casino, (iii) the calculation of accrued interest on the Company’s credit agreement and a corresponding understatement of interest expense, (iv) the reclassification from accrued salaries, wages and benefits to additional paid-in capital for restricted shares under the manager bonus plan, (v) the reclassification from taxes payable to additional paid-in capital for the tax benefit of exercised stock options, and (vi) certain computations and classifications on the Statement of Cash Flows, as more fully described in the respective Form 10-Q/A’s dated June 27, 2006.

Management has concluded that the conditions giving rise to the restatements of the financial statements included in the Form 10-Q/A’s for the quarters ended September 30, 2005 and December 31, 2005, each dated June 27, 2006, still exist as of March 31, 2006, and the related material weaknesses in internal control over financial reporting still exist. Management has determined that the following material weaknesses existed as of March 31, 2006: the lack of sufficient number of personnel with an appropriate level of accounting knowledge related to the application of generally accepted accounting principles; the lack of a properly designed and implemented closing and financial reporting process to provide reasonable assurance that the financial statements were prepared in accordance with generally accepted accounting principles; and the lack of effective controls to ensure that a sufficient review of the financial statements was performed. These weaknesses gave rise to the following material weaknesses reported in the Form 10-Q/A’s for the quarters ended September 30, 2005 and December 31, 2005, each of which resulted in adjustments or reclassifications to the condensed consolidated financial statements included in the aforementioned Form 10-Q/A’s, and these weaknesses have not been fully remediated as of March 31, 2006:

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

In light of the Company’s identification of material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, due to the aforementioned material weaknesses, the Company’s disclosure controls and procedures were not effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

In conjunction with the preparation of the Form 10-Q for the quarterly period ended March 31, 2006, the Company instituted additional control activities and utilized additional outside resources and personnel it deemed to have the appropriate skill level to assist in the closing and financial reporting process. The Company instituted additional review procedures related to the reconciliation of balance sheet general ledger accounts, the recording and disclosures for share-based payments, and standardized templates for the computations and classifications on the Statement of Cash Flows. Management is continuing to assess the required level of personnel, the thoroughness and related documentation of its closing and financial reporting processes, and the related review processes. Management has discussed the material weaknesses and related actions described above with the Audit Committee.

Other than as disclosed in the preceding paragraph, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

THE SANDS REGENT

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

On May 31, 2006, a purported stockholder class action lawsuit was filed on behalf of the holders of the Company’s common stock in Nevada district court, in the county of Washoe. The complaint names the Company and its board of directors as defendants, and alleges that the board of directors breached its fiduciary duties by adopting the merger agreement and approving the merger.

The complaint seeks an injunction preventing the completion of the merger, invalidating the merger agreement, and directing the board of directors to obtain a higher per share price for the Company’s common stock. It further seeks the immediate disclosure of the Company’s quarterly results for the quarter ended March 31, 2006, imposition of a constructive trust, and other unspecified costs and damages, including reasonable attorneys’ fees and other expert fees. The Company believes that the lawsuit is without merit and intends to vigorously defend the action.

The Company is also party to various lawsuits, which have arisen in the normal course of its business. At the time of this filing, the liability arising from unfavorable outcomes of these lawsuits is not expected to have a material impact on the Company’s financial condition or financial results.

Item 1A.	Risk Factors

Other than as disclosed Part I, Item 2 on Form 10-Q for the quarter ended September 30, 2005, there have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2005.

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of May 16, 2006 by and among The Sands Regent, Herbst Gaming, Inc. and HGI-Casinos, Inc. (incorporated by reference to Form 8-K filed by the Company on May 17, 2006).

10.1	Proxy and Voting Agreement dated as of May 16, 2006 by and among Herbst Gaming, Inc., HGI-Casinos, Inc. and the other signatories thereto (incorporated by reference to Form 8-K filed by the Company on May 17, 2006).

10.31	Employment agreement, dated February 13, 2006 by and between Cornelius T. Klerk (as Chief Financial Officer) and The Sands Regent (incorporated by reference to Form 8-K filed by the Company on February 14, 2006).

10.32	Contract to purchase additional property for Rail City expansion (incorporated by reference to Form 8-K filed by the Company on March 21, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	The Sands Regent press release announcing second quarter fiscal year 2006 financial results incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on March 24, 2006.

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