Form 10-K
period 2006-06-30
SANDS REGENT
filed 2006-10-26
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Common Stock, $.10 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

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

The aggregate market value of the Registrant’s $.10 par value Common Stock held by non-affiliates of the Registrant on December 31, 2005 was $55,519,267. The aggregate market value is computed with reference to the closing price per share on that date.

Registrant’s Common Stock outstanding at September 30, 2006 was 7,156,801 shares.

THE SANDS REGENT

FOR THE YEAR ENDED JUNE 30, 2006

Unless otherwise indicated, “we,” “us,” “our,” “the Company” and similar terms refer to The Sands Regent. Throughout this report, we use the term “fiscal,” as it applies to a year, to represent the fiscal year ending on June 30.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements used in this annual report on Form 10-K that relate to future plans, events, financial results or performance are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our management’s current expectations and projections about future events. In some cases you can identify “forward-looking statements” by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative of these terms or other comparable terminology. In particular, they include statements relating to, among other things, future actions, strategies, future performance, and future financial results. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are only predictions and may be inaccurate. Actual events or results may differ materially from those expressed or implied by such forward-looking statements. In evaluating these statements, you should specifically consider various factors including the factors listed in “ITEM 1A RISK FACTORS” as well as elsewhere in this report and in other SEC filings. These risk factors include, without limitation, the following items:

•	the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular;

•	our ability to timely and cost-effectively integrate into our operations the companies and assets that we acquire;

•	access to available and feasible financing;

•	changes in laws or regulations, third party relations and approvals, and decisions of courts, regulators and governmental bodies; including judicial actions and gaming legislative action, referenda and taxation;

•	abnormal gaming holds; and

•	the effects terrorist’s attacks or war may have on the gaming industry;

•	the uncertainty concerning the effects of our pending transaction with Herbst; and;

•	the effects of competition, including locations of competitors and operating and market competition;

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1	BUSINESS

General

We operate casinos and tourist-based facilities through our wholly-owned subsidiaries: Plantation Investments, Inc., which owns and operates Rail City Casino (“Rail City”) in Sparks, Nevada; Zante, Inc., which owns and operates the Sands Regency Casino Hotel (the “Sands”) in downtown Reno, Nevada; Last Chance, Inc., which operates the Gold Ranch Casino and RV Resort (The “Gold Ranch”) in Verdi Nevada and, since September 1, 2005, Dayton Gaming, Inc. which owns and operates the Depot Casino and Red Hawk Sports Bar (together, the “Dayton Depot Casino”) in Dayton, Nevada.

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

Rail City has approximately 16,600 square feet of gaming space housing 645 slots, 8 table games, including keno, a sports book operated by an independent party, a 24-hour family-style restaurant and a bar. Rail City’s customer base comes primarily from northern Nevada and a majority of its customers reside in close proximity to the casino. On December 20, 2005, Plantation Investments Inc., purchased 2.58 acres of land, previously leased for parking, adjacent to the Rail City Casino. The land will be utilized in the expansion of the casino and food and beverage operations at Rail City, with plans to expand floor space by 23,500 square feet. Initially, the property’s current 645 slot machines will be increased to 850, with ultimate plans for a total of 1,000 games. On April 3, 2006, Plantation Investments, Inc. purchased an additional 0.5 acre site adjacent to the casino, which site included a 27 unit motel. The Company demolished the motel units for additional customer parking during construction and continuing through the completion of the expansion project. The Company began an approximate six-month phased construction process with groundbreaking occurring in June 2006. Included in the scope of the expansion will be an additional restaurant and bar venue. Completion of the expansion is expected during the first quarter of calendar 2007.

The Sands has approximately 29,000 square feet of gaming space and a full selection of gaming alternatives, including 548 slot machines and 26 table games, including keno, bingo, live poker and a sports book operated by an independent party. Additionally, the Sands resort complex has 833 hotel rooms, including 29 suites, a health spa, and a large outdoor swimming pool. Dining options at the Sands include Tony Roma’s, Famous for Rib’s, restaurant; Cabana Café, a coffee house/deli-style restaurant; and The Buffet at the Sands. The property also has a Mels, the Original, diner style restaurant, and an Arby’s restaurant, both of which are operated by third-parties. The facility also includes an entertainment cabaret, three cocktail lounges, a comedy club operated by a third party and approximately 12,000 square feet of convention and meeting space. Third-parties lease space from the Sands and operate a wedding chapel, a bicycle and ski rental shop, and a beauty shop. The Sands facility contains multiple parking areas, including a parking garage, with a total combined capacity for approximately 1,100 vehicles. A substantial portion of the Sands business, particularly our hotel customer base, is arranged through travel groups, both air and motor coach wholesalers, which offer economy rates, and are primarily from Western Canada, the Pacific Northwest and Northern California. Additionally, the Company has a slot route, which has slot machines in 10 locations in the greater Reno area.

The Company also owns the business assets and leases the real property at Gold Ranch. The real property lease has a twenty-year term with four five-year extension options ending in 2042. We possess the option to purchase the Gold Ranch real property. Gold Ranch offers approximately 245 slot machines in an 8,370 square foot casino, a sports book operated by a third party, a family-style restaurant, and Jack-in-the-Box restaurant, leased to and operated by a third-party, a bar, a 105-space RV park, a California lottery station, an ARCO gas station, and a convenience store. Gold Ranch’s guests include both tourists and local residents with local residents generating over half of the property’s casino patronage. Gold Ranch attempts to attract local residents through mid-week promotions geared toward enhancing local play mainly through lottery, casino, and restaurant programs. Tourist programs emphasize the RV Park, casino and restaurant cross-promotions. Gold Ranch attempts to attract as much traffic as possible off Interstate 80, the major Nevada/California thoroughfare.

On September 1, 2005, the Company acquired Dayton Depot Casino in Dayton, Nevada. The Company purchased all operating assets of Dayton Depot and Red Hawk Sports Bar including all real property two buildings on two parcels totaling approximately 4.5 acres with the Depot Casino, and a building and two parcels totaling approximately 0.5 acres with Red Hawk Sports Bar. Dayton Depot Casino has 16,000 square feet of casino, a family-style restaurant, two bars, 256 slot machines and a sports book operated by a third party. The Red Hawk Sports Bar, located across Highway 50 from the Depot Casino, houses 30 slot machines. The results of operations for the year ended June 30, 2006 include the results of Dayton Depot Casino beginning September 1, 2005.

The Company’s operations are conducted 24 hours per day, seven days per week. The primary source of revenue and income to the Company is its gaming activities, although the hotel, RV Park, bars, shops, restaurants, convenience store, gas station and other services supplement its gaming activities revenue. The Company’s overall operating and marketing philosophy emphasizes in-house and citywide special events, generous promotions, value pricing and liberal gaming odds. Emphasis is placed on marketing to local patrons. The Company offers, on a very limited basis, complimentary hotel accommodations to select customers, no third-party group arrangements known as “junkets” are conducted, and in general, the Company does not extend credit to its gaming clientele.

Merger Agreement

On May 16, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Herbst, Inc. (“Herbst”) and HGI-Casinos, Inc., a Nevada corporation and wholly-owned subsidiary of Herbst (“Merger Subsidiary”), pursuant to which, Merger Subsidiary will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Herbst. Under the terms of the Merger Agreement each outstanding share of the Company’s common stock will be converted into the right to receive $15 in cash, without interest. Each option to purchase the Company’s common stock that is outstanding and unexercised immediately prior to the effective time of the merger shall be cancelled in exchange for the right to receive from the surviving corporation a lump sum cash payment (without interest) equal to the product of (x) the excess (if any) of (A) $15 over (B) the exercise price per share of the Company’s common stock for such option and (y) the number of shares of the Company’s common stock underlying such option, less applicable withholding taxes. Subject to the consent of the warrant holders, each warrant to purchase the Company’s common stock that is outstanding and unexercised immediately prior to the effective time of the merger shall be cancelled in exchange for the right to receive from the surviving corporation a lump sum cash payment (without interest) equal to the product of (x) the excess (if any) of (A) $15 over (B) the exercised price per share of the Company’s common stock for such warrant and (y) the number of shares of the Company’s common stock underlying such warrant, and, if applicable, less withholding taxes.

The completion of the merger is subject to several conditions, including the absence of any material adverse effect on the Company’s business and the receipt of gaming approvals. However, no assurance can be given that all conditions to the consummation of the merger will be satisfied or that the merger will be consummated.

On September 1, 2006, our shareholders approved the proposed acquisition by Herbst, at a special shareholders’ meeting. Votes to approve the proposed acquisition represented approximately 67% of the company’s outstanding shares.

The Sands Regent and Herbst anticipate closing the acquisition, pending receipt of gaming approvals and other applicable conditions, by the end of the calendar year 2006.

Marketing

Over the past year gaming operators in the Reno market have continued to experience the same market conditions that existed in the previous year, a weak tourist market that continues to develop as Native American gaming matures and becomes established as a viable entertainment alternative in many of our feeder markets. This is in contrast to a robust local segment, consisting of patrons residing in close proximity, or “locals”. This market continues to flourish in northern Nevada with the rapidly growing population.

RAIL CITY CASINO.    At Rail City Casino, a strong brand identity, frequent promotions, and a strong commitment to our most profitable customers have been our primary objectives with respect to our marketing programs. Building stronger loyalty and retention have also become more important as more casinos are responding to the decrease in Reno area tourism by increasingly targeting and marketing to local customers. The Rail City marketing plan includes promotions and customer loyalty programs.

SANDS REGENCY.    At the Sands, we continue to attract our share of the tourist market while growing our share of the locals segment. We accomplish this through aggressive promotions and marketing aimed at niches we have developed over the past several years, (i) locals, (ii) special event groups, and (iii) value-minded out-of-market visitors.

Marketing to our locals continues to be one of the cornerstones of our casino marketing strategy, and we continue to see growth and additional opportunity from this segment. A mix of database marketing and direct mail, compelling promotions, competitive player’s club benefits, and special events geared specifically for locals are important to attract and retain locals. We offer a large variety of games with some of the best odds in the Reno market. Over 91% of our slot machines are “ticket-in, ticket-out” compatible. We are also one of only two major casinos in the area to offer bingo. In the past year we have continued a multi-phase remodel of our casino floor that will give us the look and feel of our more expensively priced competitors.

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

DAYTON DEPOT CASINO.    Our newest properties, the Dayton Depot and Red Hawk Sports Bar were acquired on September 1, 2005. These properties are located in the rapidly growing community of Dayton, Nevada. The Dayton Depot is located on busy Highway 50 and fits our ideal profile for a local casino. The majority of Dayton Depot customers are locals who reside in Dayton and Carson City and surrounding areas. The Dayton Depot restaurant was remodeled and completed in mid-July. We have implemented a new operating strategy at Dayton Depot Casino that includes upgraded slot products, implementation of marketing and promotional programs that have been successful for our other properties, and a new slot marketing system and cashless slot machine “ticket-In, ticket-out” technology installed in January 2006.

Competition

Competition among casinos in the Reno/Sparks market is intense. The expansion and maturation of Native American gaming in northern California, the Pacific Northwest, and British Columbia has had an adverse impact on total gaming revenues of the greater Reno area. Over the last few years, existing Native American casinos in northern California have undergone significant expansions and now offer most of the amenities that casinos in Reno offer, including big name entertainment and hotel rooms. In addition, Thunder Valley, on the Interstate-80 corridor in California has grown to be one of the country’s busiest and most profitable casinos. More Native American casinos and expansions to existing casinos are planned in northern California and many are partnering with existing gaming companies that have financial resources to promote their facilities.

With our purchase of Rail City in 2004, and the recent purchase of the Dayton Depot, we have lessened our dependence on tourism. However, many of the 17 major casinos and hotel/casinos in the Reno area are increasing their efforts to compete for the local customer due primarily to the weakness in tourism caused by Native American casinos. Many of our direct competitors in the Reno market have greater financial and other resources than we do.

Employees

At June 30, 2006, the Company employed 356 people at Rail City, 684 people at the Sands, 115 people at Gold Ranch, 77 people at Dayton Depot, and 7 people at the corporate level. None of the Company’s employees are represented by a union. The Company has not experienced any work stoppages or other significant labor problems and management considers its labor relations to be good.

Regulation and Licensing—Nevada Gaming

The ownership and operation of casino gaming facilities in Nevada are subject to (i) The Nevada Gaming Control Act and the regulations of the Nevada Gaming Commission and the Nevada State Gaming Control Board (collectively, “Nevada Act”); and (ii) various local ordinances and regulations. The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (“Nevada Commission”), the Nevada State Gaming Control Board (“Nevada Board”) and the City of Reno, for the Sands and Gold Ranch, the City of Sparks for Rail City and the City of Dayton for Dayton Depot Casino (together, the “Nevada Gaming Authorities”).

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

The Sands Regent subsidiaries, Zante, Inc., Last Chance, Inc., Plantation Investments, Inc. and Dayton Gaming, Inc. are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require a periodic payment of fees and taxes and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (“Registered Corporation”) and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information, which the Nevada Commission may require. No person may become a major stockholder (ownership of 10 percent or more of any class of the Company’s voting securities) of, or receive any percentage of earnings, profits or receipts from gaming in exchange for providing services or property to the Company without first obtaining all necessary licenses and approvals from the Nevada Gaming Authorities. The Company has obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

The Company and its subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions must be reported to the Nevada Board and if, after such investigation as the Nevada Board deems appropriate, the Nevada Commission finds that a reported transaction is inimical to the public health, safety, morals, good order or general welfare of the people of the State of Nevada, or would reflect, or tend to reflect, discredit upon the State of Nevada or the gaming industry the Nevada Commission may order the transaction rescinded upon such terms and conditions as it deems appropriate.

If it were determined that the Nevada Act was violated by the Company or its subsidiaries, the gaming licenses it or they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, its subsidiaries, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the direction of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company’s gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the Company’s gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company’s gaming operations.

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

The Nevada Act requires any person who acquires more than 5% of the Company’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company’s corporate charter, bylaws, management, policies or operations of the

Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company’s voting securities for investment purposes only. Activities, which are not deemed to be inconsistent with holding voting securities for investment purposes, include, but are not limited to:

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

Any person who fails or refuses to apply for a finding of suitability or a license, within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of the Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its subsidiaries if the Company:

•	pays that person any dividend or interest upon voting securities of the Company,

•	allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,

•	pays remuneration in any form to that person for services rendered or otherwise, or

•	fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value

The Nevada Commission may, in its discretion, require the holder of any debt security of the Company to file applications, be investigated and be found suitable to own the debt security of the Company. If the Nevada Commission determines that a person is unsuitable to own such securities, then pursuant to the Nevada Act, the Company can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

•	pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•	recognizes any voting right by such unsuitable person in connection with such securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction

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

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds of the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

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

Regulations of the Nevada Gaming Commission provide that control of a registered publicly traded corporation such as The Sands Regent cannot be acquired through a tender offer, merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover whatsoever without the prior approval of the Nevada Gaming Commission. The Nevada Board reviews and investigates applications for approval and makes recommendations on those applications to the Nevada Commission for final action. Herbst is not currently registered as a publicly traded corporation and has been found suitable to own the shares of its subsidiaries that have licensed gaming facilities in Nevada. However, there can be no assurance that the approval of the merger between the Company and Herbst will be granted or will be granted on a timely basis or without burdensome conditions. Furthermore, any such approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Board or the Nevada Commission as to the merits of the merger. Any representation to the contrary is unlawful.

In seeking approval to acquire control of The Sands Regent, Herbst must satisfy the Nevada Commission as to a variety of stringent standards. The Nevada Board and the Nevada Commission will consider all relevant material facts in determining whether to grant this approval, and may consider not only the effects of the merger but also any other facts that are deemed relevant. Such facts may include, among others, (1) the business history of the applicant, including its record of financial stability, integrity and success of its operations, as well as its current business activities, (2) the adequacy of the proposed financing, and (3) whether the merger will create a significant risk that The Sands Regent, Herbst or their subsidiaries will not satisfy their financial obligations as they become due or satisfy all financial and regulatory requirements imposed by the Nevada Act.

The Nevada Board and the Nevada Commission will also consider whether the acquisition of control of The Sands Regent by Herbst is in the best interests of the State of Nevada under the multiple licensing criteria in the Nevada Act. Among other factors set forth in such multiple licensing criteria, they may consider whether the acquisition would pose problems or create a monopoly, and what the result of the acquisition of control will be in respect of the percentage of interest of Herbst to similarly situated competitors on a statewide, countywide and geographical basis in the following categories: total number of slot machines, total number of games, total number of tables, gross revenue, percentage tax, casino entertainment tax, number of rooms available for the public, number of employees hired and total payroll.

Herbst has filed applications with the Nevada State Gaming Control Board for approval of and acquisition of control of The Sands Regent and for amendment to its current Order of Registration. The Sands Regent has filed an application for registration as an intermediary company and for deregistration as a publicly traded corporation. In addition, certain officers, directors and key employees of The Sands Regent at the time of completion of the merger who will be actively and directly involved in Herbst’s gaming activities may also be required to be found suitable or licensed by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing, a finding of suitability or registration for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require the submission of detailed personal and financial information followed by a thorough investigation. All individuals required to file applications for findings of suitability as officers and directors of Herbst at the time of completion of the merger have filed applications with the Nevada State Gaming Control Board and the Nevada Gaming Commission. There can be no assurances that these approvals will be granted or will be granted on a timely basis.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either a percentage of the gross revenues received or the number of games or gaming devices operated.

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

ITEM 1A	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider the risks described below and the other information contained in this report carefully before deciding to invest in the Company. If any of the following risks actually occur, our business, financial condition and operating results would be materially harmed. As a result, the trading price of our common stock could decline, and you could lose a part or all of your investment. Because of the following factors, as well as other variables affecting our operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Our business may be adversely impacted if the Reno economy declines.

We heavily market to and rely upon business from Reno area residents. In recent years, Reno has enjoyed robust business growth and has attracted a number of technology, product distribution and marketing companies. These businesses have created jobs and helped fuel residential development, including the Reno metropolitan area. Should there be negative changes in the business and job conditions in Reno, our local business, which is a substantial part of our overall business, could be adversely impacted.

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

Our largest sources of tourist customers are from California and the Pacific Northwest, including a large number who drive to Reno from the San Francisco and Sacramento metropolitan areas. The expansion of Native American casinos in California, Oregon, and Washington will be significant on the Reno-Tahoe market. For example, Thunder Valley Casino, a large new Native American casino opened June 9, 2003, 100 miles west of Reno in Rocklin, California. California’s well-documented budgetary problems have state officials renegotiating certain contracts with Native American casinos. Several contracts have already been changed to allow for additional slot machines. The effect of increased gaming in California and other states is difficult to predict. However, our business would be adversely impacted if Thunder Valley and other casinos attract patrons who would otherwise travel to Reno. In addition, a significant portion of our customer base is made up of Reno area residents. Several of the existing Reno area casinos are expanding and another competitor has announced plans to build a new casino and hotel in Reno as well. The impact of these expanding competitive operations could adversely impact our business and financial results in the future. In addition, if other Reno area casinos lose business due to competition from Native American casinos, they may intensify their marketing efforts to Reno area residents which could potentially materially and adversely impact our business and financial results.

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

There are material risks related to the potential delay or failure to consummate the proposed merger with Herbst.

The proposed merger with Herbst may not be completed on the anticipated timetable and it is possible that the merger will not be completed at all. The delay or failure to consummate the proposed merger with Herbst could negatively impact our stock price and future business and operations. If the merger with Herbst is delayed or not consummated for any reason, we may be subject to a number of material risks, including the following:

•	if the merger agreement is terminated by Herbst under certain circumstances, and we enter into a change of control transaction subsequent to such termination, we may be required to pay to Herbst a termination fee of $4 million. This fee may deter other parties from offering to acquire us, which could interfere with the ability of our stockholders to receive a premium over the value of the merger consideration for their shares of our stock;

•	the price of our common stock may decline, as the current market price of our common stock may reflect an assumption that the proposed merger will be consummated;

•	we must pay certain expenses related to the proposed merger, including substantial financial advisory, legal, accounting and other merger-related fees even if the merger is not consummated, which could affect our results of operations and cash liquidity, and potentially our stock price;

•	significant management and other resources have been diverted to efforts to consummate the proposed merger and, if the merger is not consummated, such efforts will result in little or no benefit to us;

•	current and prospective employees may experience uncertainty about their future role with us, which may adversely affect our ability to attract and retain key management, research and development, sales, manufacturing and other personnel;

•	the announcement of the proposed merger may have an adverse effect on our revenues in the near-term and our market position if our customers, suppliers, marketing and collaboration partners and other third parties delay, defer or cancel purchases pending resolution of the proposed merger; and

•	if the merger agreement with Herbst is terminated and our board of directors decides to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent price to that which would have been obtained in the proposed merger with Herbst.

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

The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The State of Nevada and the applicable local authorities require various licenses, registrations, permits and approvals to be held by us. The Nevada Gaming Commission may, among other things, limit, condition, suspend, revoke or decline to renew a license for any cause deemed reasonable by such licensing authority. If we violate gaming laws or regulations, substantial fines could be levied against us and we could be forced to forfeit a portion of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets would have a material and adverse effect on our business, financial condition and results of operations.

If the State of Nevada or local municipalities increase gaming taxes and fees, our results of operations could be adversely affected.

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. If the State of Nevada, the Cities of Reno or Sparks, or the Counties of Washoe or Lyon were to increase gaming taxes and fees, our results of operations could be adversely affected.

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

With our recent amended and restated credit agreement and the Company’s recent acquisitions, we now have a bank credit facility, which, if fully extended, amounts to $43.7 million. We expect to incur additional indebtedness as a result of our planned casino expansions and acquisitions and other projects, which could result in overall indebtedness of the Company in the next 12 months. The increased levels of debt could, among other things:

•	make it more difficult for us to satisfy our obligations under our current indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flows to fund working capital, capital expenditures, expansion efforts and other general corporate purposes:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a significant adverse effect on us.

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

In addition, as a result of the recent acquisitions and proposed acquisition by Herbst, we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction or closure costs. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs. Charges that we may incur in connection with acquisitions could adversely affect our results of operations.

We have experienced material weaknesses in our internal controls. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and our management may not be able to provide its report on the effectiveness of our internal controls as required by the Sarbanes-Oxley Act of 2002.

During fiscal year 2006, Management identified material weaknesses regarding our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We have taken and continue to take steps to remediate the material weakness. The efficiency of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our financial statements is subject to continued management review supported by confirmation and testing by our internal auditors, as well as audit committee oversight. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

The Company acquired Rail City in Sparks, Nevada on May 1, 2004. The Company owns and operates the casino and restaurant on the 7.2 acre site, which includes approximately 450 parking spaces.

The Company owns and operates the casino and hotel towers at the Sands on an approximately 10.5 acre site in downtown Reno. The casino/hotel site also includes a swimming pool with pool house, and other buildings and facilities, including approximately 1,100 garage and surface parking spaces.

The Company also owns the business assets and leases the real property at Gold Ranch on approximately 27 acres. The Gold Ranch facility includes a main building, which houses the casino and convenience store, an RV Park with a building and swimming pool, and a lottery building, which straddles the California/Nevada state line. The real property lease has a twenty-year term with four five-year extension options ending in 2042. The Company possesses the option to purchase the Gold Ranch real property at an agreed upon base price with inflation adjustments based upon the Consumer Price Index. Gold Ranch is located on Interstate 80 in Verdi, Nevada, twelve miles west of Reno.

On September 1, 2005, the Company acquired the Depot Casino and Red Hawk Sports Bar in Dayton, Nevada. The Company purchased all operating assets of the Depot, including all real property; two buildings on two parcels totaling approximately 4.5 acres with the Depot Casino, and a building and two parcels totaling approximately 0.5 acres with Red Hawk Sports Bar adjacent to the Depot.

Management considers all properties to be in good condition and well maintained.

ITEM 3	LEGAL PROCEEDINGS

On May 31, 2006 and June 28, 2006, purported stockholder class action lawsuits were filed on behalf of the holders of the Company’s common stock in Nevada district court, in the county of Washoe. The complaints named the Company and its board of directors as defendants, and alleged that the board of directors breached its fiduciary duties by adopting the merger agreement and approving the merger.

The complaints sought an injunction preventing the completion of the merger, invalidating the merger agreement, and directing the board of directors to obtain a higher per share price for the Company’s common stock. They further sought the immediate disclosure of the Company’s quarterly results for the quarter ended March 31, 2006, imposition of a constructive trust, and other unspecified costs and damages, including reasonable attorneys’ fees and experts’ fees.

On August 23, 2006, we agreed in principle to settle the above lawsuits. Under the terms of the proposed settlement, all claims relating to the merger agreement and the proposed merger will be dismissed on behalf of the settlement class. The settlement is subject to court approval. As part of the proposed settlement we have agreed to pay $345,000 to the plaintiffs’ counsel for their fees and expenses, subject to final approval of the settlement and such fees and expenses by the court, and the closing of the merger. The settlement of the action is not conditioned on the court’s approval of plaintiffs’ application for attorneys’ fees and expenses. As of June 30, 2006, the Company has reserved $150,000 related to the deductible which is included in general and administrative expenses. The Company’s insurance carrier has agreed to pay the difference between the deductible and the settlement amount.

Pursuant to the proposed settlement, we agreed to modify the Merger Agreement and Plan of Merger as set forth below:

•	the “Termination Fee” as defined in Section 7.2(b) will be reduced from $5.0 million to $4.0 million;(1) and

•	all references in Section 5.4(d)(x)(D) to “three Business Days” shall be stricken and replaced with the phrase “two Business Days” as said terms are defined(1)

(1)	For explanation of definitions refer to the proxy statement filed on the Company’s Form 8-K filed with the SEC on August 25, 2006.

Also pursuant to the proposed settlement, the Company agreed to make disclosures of certain projections. Information concerning the proposed merger is set forth in our proxy statement dated July 25, 2006 (our “proxy statement”). Our proxy statement is supplemented by, and should be read as part of, and in conjunction with, the information filed in our current report on Form 8-K, filed with the SEC on August 25, 2006. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed thereto in our proxy statement.

On September 1, 2006, the Company’s shareholders approved the proposed acquisition by Herbst, at a special shareholders’ meeting. Votes to approve the proposed acquisition represented approximately 67% of the company’s outstanding shares.

The Sands Regent anticipates closing the acquisition, pending receipt of gaming approvals and other applicable conditions, by the end of the calendar year 2006.

The Company is also party to various lawsuits, which have arisen in the normal course of its business. At the time of this filing, the liability arising from unfavorable outcomes of these lawsuits is not expected to have a material impact on the Company’s financial condition or financial results.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2006.

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our common stock is listed on the NASDAQ Capital Market and traded under the symbol “SNDS”. The following table sets forth the quarterly high and low closing share price information for the periods indicated:

	Fiscal year 2006		Fiscal year 2005
	High	Low	High	Low
First Quarter	$10.82	$9.31	$9.02	$7.22
Second Quarter	10.59	8.70	17.83	8.75
Third Quarter	12.08	9.75	12.23	9.03
Fourth Quarter	14.72	12.32	10.45	8.66

As of September 30, 2006, the Company had 227 shareholders of record and approximately 2,250 beneficial shareholders.

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

The following table presents information regarding outstanding options and shares reserved for issuance under existing equity compensation plans at June 30, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Numbers of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	693,500	$3.27	419,614
Equity compensation plans not approved by security holders	10,000	$2.12	—

Total	703,500	$3.25	419,614

ITEM 6	SELECTED FINANCIAL DATA

The following data has been derived from our consolidated financial statements and should be read in conjunction with those statements, which are included in Item 8 of this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. Certain amounts for fiscal 2005 have been reclassified to conform to the fiscal 2006 presentation.

	Year ended June 30,
	2006(1)(3)	2005(1)(2)(4)	2004(1)(2)(4)	2003(1)(5)	2002(1)(5)
	(dollars in thousands, except per share data)
		(As restated)	(As restated)
STATEMENT OF OPERATIONS DATA:
Net revenues	$92,574	$81,132	$62,349	$55,683	$34,067
Income from operations	$6,382	$7,775	$4,810	$4,292	$1,268
Net income (loss)	$2,431	$3,831	$6,910	$1,868	$(189)
Net income (loss) per share:
Basic	$0.34	$0.59	$1.32	$0.38	$(0.04)
Diluted	$0.32	$0.55	$1.24	$0.36	$(0.04)
Weighted average shares outstanding:
Basic	7,084	6,471	5,206	4,931	4,559
Diluted	7,562	6,957	5,559	5,199	4,559
OTHER DATA:
Depreciation and amortization	$7,368	$6,221	$4,427	$3,530	$3,111
Capital expenditures	$8,039	$4,897	$2,291	$2,570	$2,317
Interest expense	$2,314	$2,238	$1,158	$1,208	$1,407
Casino square footage	69,970	53,970	53,600	37,000	37,000
Number of slot machines	1,724	1,437	1,486	843	860
Number of table games	34	23	25	19	19
Number of hotel rooms	833	833	832	836	836
Hotel occupancy—rooms sold	257,000	253,000	267,000	256,000	245,000
Hotel occupancy—percentage	84.4%	83.1%	87.7%	83.9%	80.2%
Net cash provided by (used in):
Operating activities	$11,499	$10,966	$9,252	$6,682	$2,157
Investing activities	(18,322)	(4,841)	(33,788)	(1,950)	(16,113)
Financing activities	9,579	(7,550)	26,014	(6,395)	9,433
BALANCE SHEET DATA:
Cash and cash equivalents	$6,774	$4,018	$5,443	$3,965	$5,648
Total assets	104,406	88,273	91,593	55,446	59,144
Long-term debt, including current portion	29,448	19,942	36,943	13,426	19,026
Total stockholders’ equity	62,789	59,199	45,542	35,531	33,608

(1)	The results of Gold Ranch following its acquisition on June 1, 2002 were included for the month of June 2002 and the full year in fiscal 2003, 2004, 2005 and 2006.
(2)	The results of Rail City following its acquisition on May 1, 2004 were included for May and June of fiscal 2004 and the full year in fiscal 2005 and 2006.
(3)	The results of Dayton Depot following its acquisition on September 1, 2005 were included for the months September through June of fiscal 2006.
(4)	See related disclosure at Note 15 to the consolidated financial statements.
(5)	Management’s analysis indicates that the income tax provisions for 2003 and 2002 are not materially impacted by the items contained in the cumulative restatement of retained earnings as of July 1, 2003.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis gives effect to the restatements discussed in Note 15 to the Consolidated Financial Statements.

Results of Operations and Basis of Presentation

The Sands Regent and its subsidiaries (the “Company”, “we”, “our”, or “us”) operate Rail City Casino (“Rail City”) in Sparks, Nevada the Sands Regency Casino Hotel (the “Sands”) in downtown Reno, Nevada, the Gold Ranch Casino and RV Resort (the “Gold Ranch”) on Interstate-80 in Verdi, Nevada, and Dayton Depot Casino and Red Hawk Sports Bar (the “Dayton Depot Casino”) in Dayton, Nevada.

On May 1, 2004, the Company acquired Rail City in Sparks, Nevada. Rail City has approximately 16,600 square feet of gaming space housing 645 slots, 8 table games, including keno, a sports book operated by a third-party, and a 24-hour family-style restaurant and a bar.

The Sands has 833 hotel rooms and 5 restaurants, including Tony Roma’s Famous for Ribs, Mel’s the Original diner, and an Arby’s chain restaurant. It has a full selection of gaming options, including 548 slot machines, 26 table games, including live poker, keno, bingo, and a sports book operated by an independent party. Additionally, the Sands has a comedy club operated by a third party, a cabaret lounge, and a health spa.

On March 31, 2005, the Company formed Dayton Gaming, Inc. for the purpose of acquiring the assets of the Depot Casino and Red Hawk Sports Bar (together, the “Dayton Depot”) in Dayton, Nevada. On September 1, 2005, the Company completed the acquisition and, accordingly, results of operations for the Depot for ten months are included in the Company’s consolidated financial statements for the year ended June 30, 2006.

On September 1, 2006, the Company’s shareholders approved the proposed acquisition by Herbst, at a special shareholders’ meeting. Votes to approve the proposed acquisition represented approximately 67% of the company’s outstanding shares.

The Sands Regent anticipates closing the acquisition, pending receipt of gaming approvals and other applicable conditions, by the end of the calendar year 2006.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our policies, including the estimated lives assigned to long-lived assets, asset impairment, goodwill and other intangibles impairment, the adequacy of our allowance for uncollectible receivables, self insurance reserves, litigation reserves, and customer rewards program liability, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based on historical experience, terms of existing contracts, of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates.

Long-lived assets

Property and equipment are stated at cost less accumulated depreciation. Judgments are made in determining if or when assets have been impaired and the estimated useful lives of assets. The accuracy of these estimates affects the depreciation expense recognized in our results of operations. The carrying values of our long-lived assets are reviewed when events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Management assesses the possibility of asset impairment by using estimates of future cash flows based on current operating results, trends, prospects, demand, competition, and other economic factors.

Goodwill and other intangible assets

The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 require us to review goodwill and other intangibles annually for impairment. We completed our annual review and determined that there is no impairment of goodwill or intangible assets at June 30, 2006. The annual evaluation, for which we retained an independent consultant, requires a detailed review of current operating results, as well as analytical projections and cash flow forecasts.

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

Results of Operations—Comparison of fiscal 2006 to fiscal 2005

CONSOLIDATED RESULTS.    For the year ended June 30, 2006, the Company’s net operating revenues were $92.6 million compared to $81.1 million for the year ended June 30, 2005, a 14.1% increase.

Our consolidated income from operations was $6.4 million for the year ended June 30, 2006, compared to $7.8 million for the year ended June 30, 2005, a 18% decrease.

The Company’s consolidated net income was $2.4 million, or $0.34 per share ($0.32 diluted), for the year ended June 30, 2006, compared to $3.8 million, or $0.59 per share ($0.55 diluted) for the year ended June 30, 2005.

	Year ended June 30,
	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Operating expenses	93.1%	90.4%	92.3%

Income from operations	6.9%	9.6%	7.7%
Other income (expense)	(2.5%)	(2.5%)	5.2%

Income before income tax provision	4.4%	7.1%	12.9%

RAIL CITY CASINO.    Rail City’s net revenues for the year ended June 30, 2006 increased by $1.0 million, or 3.9%, to $25.6 million from $24.7 million for the year ended June 30, 2005. For the year ended June 30, 2006, Rail City’s gaming revenues increased by $1.2 million to $23.5 million from $22.3 million for the year ended June 30, 2005. Total coin-in, an indicator of total slot machine wagering, increased 5.3% over fiscal 2005. Table games net revenue increased 21.4% or $0.2 million in fiscal 2006 compared to fiscal 2005. Keno net revenues for the year ended June 30, 2006 were slightly below fiscal 2005 with a reduction of 2.3%. Food and beverage revenues declined in fiscal 2006 by $0.2 million, or 3.2%, compared to fiscal 2005 due to a change in management’s philosophy regarding the restaurant venue. Rail City’s clientele is predominately from the greater Reno/Sparks area, and as such, is minimally affected by bowling or other special or community events, tourism, weather, and seasonality factors. Rail City had income from operations of $6.4 million in fiscal 2006 compared to $6.5 million in fiscal 2005, a 1.2% decrease. General and Administrative expenses increased 5.8% in fiscal 2006 as compared to fiscal 2005, primarily due to increases in the management bonus incentive program expense required by adoption of SFAS 123R of $0.2 million as the property achieved its internal operating targets. There was also a loss of $0.4 million incurred due to the early termination of the land lease and $0.3 million loss on disposal of plant, property and equipment.

Because of its location, capacity utilization, and other factors, the Company has determined that expansion of the facilities is necessary for significant revenue growth into the future and plans to expand approximately 23,500 square feet to the current facility, adding capacity to all revenue centers. Plantation Investments Inc., a subsidiary of the Company purchased 2.58 acres of land adjacent to the Rail City Casino on December 20, 2005. The land will be utilized in the expansion of the casino and food and beverage operations. The property’s current 645 slot machines will be increased to 850 with ultimate plans for a total of 1,000 games. On April 3, 2006, Plantation Investments, Inc., a subsidiary of the Company purchased a 0.5 acre site that is adjacent to the casino. All of the motel units on the lot were demolished for additional customer parking during construction and continuing once the expansion is completed. Currently, budgeted project costs have been estimated at approximately $13.8 million. In June 2006, parking lot demolition began. Once parking lot construction is completed, construction will then begin on the building. Completion of the expansion is expected during the first quarter of calendar year 2007. The following table highlights Rail City’s sources of revenues and expenses for the year.

	Year ended June 30,
(dollars in thousands)	2006	2005	Percent change
Gaming revenues	$23,461	$22,279	5.3%
Gaming expenses	$8,383	$8,215	2.0%
Expense margin	35.7%	36.9%

Food and beverage revenues	$4,939	$5,101	-3.2%
Food and beverage expenses	$3,179	$3,228	-1.5%
Expense margin	64.4%	63.3%

Total net revenues	$25,642	$24,679	3.9%
Total operating expenses	$19,241	$18,198	5.7%
Expense margin	75.0%	73.7%

Maintenance and utilities	$1,404	$1,358	3.4%
Percent of net revenues	5.5%	5.5%

General and administrative	$3,409	$3,221	5.8%
Percent of net revenues	13.3%	13.1%

SANDS REGENCY HOTEL AND CASINO.    Net revenues for the Sands increased to $34.6 million for the year ended June 30, 2006 from $32.1 million in the year ended June 30, 2005, an increase of 7.6%.

Gaming revenues for the Sands increased to $22.3 million in fiscal 2006 from $21.2 million in fiscal 2005, an increase of 5.5%. Revenue from slot machines increased to $19.5 million in fiscal 2006 from $18.3 million in the prior fiscal year, an increase of 6.6%. Table games revenue remained flat from fiscal 2005 to fiscal 2006 at $3.4 million. Poker increased by $0.2 million, or 100.6%, to $0.5 million in fiscal 2006 from $0.2 million in fiscal 2005. Much of this is due to the Sands bringing back in house poker at the end of December 2004, which reflected approximately seven months of revenue in fiscal 2005 while 2006 contained revenues for a full twelve month period. Net revenues from bingo increased overall by 2.6% from fiscal 2005. Gross revenues decreased 16.6% in fiscal 2006 from fiscal 2005; however, promotional discounts also decreased 45.8% in fiscal 2006 which provided the increase in net revenues in 2006 over fiscal 2005. In fiscal 2005, the Sands offered more promotional discounts, which included a large number of lodging discounts, due to competitive factors. However, in fiscal 2006, one of our closest competitors ceased operations, thereby reducing the number of lodging discounts required to maintain occupancy levels. One of the three bingo rooms in the greater Reno area closed in fiscal 2005, and the Sands offered promotional pricing to gain those customers’ patronage. This promotional pricing did not continue in 2006.

Lodging revenues for the Sands increased to $9.4 million in fiscal 2006 up from $8.5 million in fiscal 2005, an increase of 11.6%. The Sands’ average daily room rate was $ 37.09 in fiscal 2006 and $33.50 for fiscal 2005, with occupancy increasing 1.7% in fiscal 2006 over fiscal 2005 both contributing to the increase in revenue for fiscal 2006. Because of the proximity to downtown of the Reno National Bowling Stadium, the Sands is the Company’s property most affected by the absence of a National Bowling event. Every three years there is no major bowling tournament in the Reno area. Such was the case in fiscal year 2005. In fiscal 2006, the women bowlers held a tournament in town again, which, coupled with a competitor closing its doors in December 2005, contributed to higher occupancy and an increase to the average price per room.

Food and beverage revenues decreased 1.7% in fiscal 2006 while expenses increased 7% from fiscal 2005. In fiscal 2006, the Sands changed its restaurant venue, going from Antonia’s, Very Italian Buffet (Antonia’s), to The Buffet at the Sands serving cooked-to-order steak. In 2006, the Sands became the host for Euro fest, a promotional event that had been hosted by Rail City. Costs of sales increased in fiscal 2006 over 2005 by $0.05 million, due to changes in the restaurant venue and Euro fest. Lastly, Tony Roma’s aggressively promoted a 2 for 1 campaign to increase revenues and covers which resulted in a slight increase in revenues offset by increased promotional discounts in the restaurant for a net increase in expenses of $0.02 million in fiscal 2006 as compared to fiscal 2005.

In June 2006, the Company settled with the City of Reno for the business disruption that occurred as a result of the train trench project (ReTRAC). Approximately, $0.3 million was recognized in other revenues, net of other expenses in fiscal 2006, a 21.8% increase over the previous fiscal year.

Income from operations increased $0.7 million, or 32.5%, in fiscal 2006 compared to fiscal 2005. The increase was due primarily to increases in gaming revenues, increases in lodging due to lower lodging expenses over fiscal 2005, the return of women bowlers and the closing of one of our downtown competitors and finally, the settlement of the ReTRAC (train trench) project. Maintenance and utilities increased by $0.3 million due primarily to an increase in utility and sewer rates of $0.2 million coupled with a new maintenance elevator contract of $0.1 million in fiscal 2006 as compared to fiscal 2005. General and administrative expenses increased 10.4% in fiscal 2006 due primarily to 1) increases in the management bonus incentive program expense of $0.2 million and the introduction of a company stock incentive plan of less than $0.1 million as the property achieved its internal operating targets; 2) increases in audit and professional fees of $0.2 million and; 3) increases in sales and marketing efforts for advertising and additional events of $0.1 million.

The following table highlights our various sources of revenues and expenses as compared to the prior year for the Sands.

	Year ended June 30,		Percent change
(dollars in thousands)	2006	2005
Gaming revenues	$22,336	$21,165	5.5%
Gaming expenses	$10,228	$9,944	2.9%
Expense margin	45.8%	47.0%
Lodging revenues	$9,440	$8,460	11.6%
Lodging expense	$3,874	$3,705	4.6%
Expense margin	41.0%	43.8%
Food and beverage revenues	$4,692	$4,774	-1.7%
Food and beverage expenses	$3,383	$3,163	7.0%
Expense margin	72.1%	66.3%
Other revenues	$1,677	$1,377	21.8%
Other expenses	$527	$518	1.7%
Expense margin	31.4%	37.6%
Total net revenues	$34,540	$32,127	7.5%
Total operating expenses	$31,860	$30,104	5.8%
Expense margin	92.2%	93.7%
Maintenance and utilities	$3,956	$3,610	9.6%
Percent of net revenues	11.5%	11.2%
General and administrative	$6,169	$5,590	10.4%
Percent of net revenues	17.9%	17.4%

GOLD RANCH CASINO AND RV RESORT.    For the year ended June 30, 2006, Gold Ranch had net revenues of $28.0 million, compared to $24.3 million for the year ended June 30, 2005. The increase was primarily attributable to an increase in fuel revenues due to higher gas prices in fiscal 2006 versus fiscal 2005. The average retail price of a gallon of gas was $2.78 for fiscal 2006 as compared to $2.16 for fiscal 2005. However the volume of gas gallons sold declined by 1.6% as a result of competitive gas pricing on the I-80 corridor in California. Additionally, monthly average weekend traffic declined 5.5% from fiscal 2006 to 2005 which contributed to overall lower gallons pumped.

Gaming revenue for Gold Ranch is comprised of slot machine revenue and, to a lesser degree, revenue from a California lottery station. Gaming revenue increased to $5.6 million for the year ended June 30, 2006 from $5.4 million in the year ended June 30, 2005, an increase of 3.5%.

Lodging revenues of the RV Park declined 11.0% due to the reduction in the average weekend traffic. The reduction in traffic led to cancellations of RV shows in the Nevada area causing lower occupancy at the RV park. Food and beverage revenue increased to $1.8 million in fiscal 2006 up $0.1 million from 2005 at $1.7 million. The introduction of the porterhouse steak special in the restaurant was the primary reason for the increase over 2005. Fuel and convenience store revenues increased primarily due to the increase in the price of gasoline in 2006 and fuel and convenience store expenses increased at the same rate leaving profit flat for fiscal 2006 compared to fiscal 2005.

Gold Ranch’s income from operations decreased to $0.8 million or 40.6% in fiscal 2006 from $1.3 million in fiscal 2005. The reasons for the $0.5 million decrease were due to increased depreciation costs for new slot machines and a slot marketing and ticketing system of $0.3 million and increases associated with Player’s Club complimentary discounts of $0.1 million. General and administrative expenses increased by $0.3 million from fiscal 2006 to fiscal 2005. This was primarily as a result of additional marketing costs for promotional and advertising events of $0.1 million; audit fees of $.04 million, increased computer costs of $.03 million.

The following table highlights Gold Ranch’s sources of revenues and expenses as compared to the prior year:

	Year ended June 30,		Percent change
(dollars in thousands)	2006	2005
Gaming revenues	$5,581	$5,390	3.5%
Gaming expenses	$2,106	$2,043	3.1%
Expense margin	37.7%	37.9%
Lodging revenues	$419	$471	-11.0%
Lodging expense	$183	$186	-1.6%
Expense margin	43.7%	39.5%
Food and beverage revenues	$1,844	$1,682	9.6%
Food and beverage expenses	$1,119	$1,147	-2.4%
Expense margin	60.7%	68.2%
Fuel and convenience store revenues	$20,734	$17,171	20.8%
Fuel and convenience store expenses	$20,052	$16,425	22.1%
Expense margin	96.7%	95.7%
Total net revenues	$27,994	$24,334	15.0%
Total operating expenses	$27,204	$23,005	18.3%
Expense margin	97.2%	94.5%
Maintenance and utilities	$726	$690	5.2%
Percent of net revenues	2.6%	2.8%
General and administrative	$2,148	$1,893	13.5%
Percent of net revenues	7.7%	7.8%

DAYTON DEPOT CASINO.    The Company acquired Dayton Depot Casino on September 1, 2005. Upon the purchase of Dayton Depot, the company installed new slot machines and a slot tracking system. In addition, construction of an expanded restaurant was completed in July 2006.

For the ten months ended June 30, 2006, Dayton Depot Casino had net revenues of $4.4 million and income from operations of $0.8 million. The following table highlights Dayton Depot’s sources of revenues and expenses for the ten months ended June 30, 2006.

(dollars in thousands)	Ten months ended June 30, 2006
Gaming revenues	$3,812
Gaming expenses	$1,439
Expense margin	37.7%

Food and beverage revenues	$881
Food and beverage expenses	$550
Expense margin	62.4%

Total net revenues	$4,401
Total operating expenses	$3,604
Expense margin	81.9%

Maintenance and utilities	$249
Percent of net revenues	5.7%

General and administrative	$570
Percent of net revenues	13.0%

CORPORATE COSTS.    Corporate costs include the salaries and benefits of corporate officers, directors, and other corporate level management, public company reporting costs, and public company related legal and accounting fees. Corporate operating costs were $4.1 million for the year ended June 30, 2006, compared to $2.0 million for the year ended June 30, 2005. The increases in corporate costs resulted from increases in: 1) the management bonus program and the introduction of a company stock incentive program of $0.6 million; 2) legal fees of $0.3 million; 3) merger expenses of $0.8 million; and 4) investigation expenses of $0.4 million. The Company has determined itself to be a non-accelerated filer, and as such is subject to rules, which provide the date of full SOX 404 compliance to be June 30, 2008. The full amount needed to attain SOX 404 compliance is not specifically known, but future costs are anticipated to be material.

INTEREST EXPENSE.    Interest expense was $2.3 million for the year ended June 30, 2006, compared to $2.2 million for the year ended June 30, 2005. The increase was due to a higher average debt balance in fiscal 2006 resulting from our acquisition of Dayton Depot in September 2005 coupled with increases in the weighted average interest rates for the revolving credit facility and the term loan of 7.24% and 6.52% in fiscal 2006 compared to 6.50% and 5.38% respectively in fiscal 2005. In fiscal 2005, the Company recorded $0.3 million of accelerated interest on the portion of the convertible debt obligation which was converted to equity in the second quarter of fiscal 2005.

Results of Operations—Comparison of fiscal 2005 to fiscal 2004

CONSOLIDATED RESULTS.    For the year ended June 30, 2005, the Company’s net operating revenues were $81.1 million compared to $62.3 million for the year ended June 30, 2004, a 30.2% increase. Without Rail City, which had only two months of operations under the Company in fiscal 2004, consolidated net revenues would have decreased 3.0%, from $58.2 million in fiscal 2004 to $56.4 million in fiscal 2005.

Our consolidated income from operations was $7.8 million for the year ended June 30, 2005, compared to $4.8 million for the year ended June 30, 2004. Without Rail City, the Company’s consolidated income from operations was $1.3 million in fiscal 2005, compared to $3.8 million in fiscal 2004.

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

RAIL CITY CASINO.    The Company acquired Rail City in May 2004. For the year ended June 30, 2004, Rail City had net revenues of $4.1 million (approximately $68,000 per day). For the year ended June 30, 2005, Rail City had $24.7 million of net revenues (also approximately $68,000 per day). Rail City’s clientele is predominately from the greater Reno/Sparks area, and as such, is minimally affected by bowling or other special or community events, tourism, weather, and seasonality factors. Rail City had income from operations of $1 million for the two months ended June 30, 2004, and an operating expense margin of 75.4%. In the year ended June 30, 2005, Rail City’s income from operations was $6.5 million and the expense margin improved to 73.7%.

The following table highlights Rail City’s sources of revenues and expenses for the year:

(dollars in thousands)	Year ended June 30, 2005	Two months ended June 30, 2004
Gaming revenues	$22,279	$3,700
Gaming expenses	$8,215	$1,397
Expense margin	36.9%	37.8%

Food and beverage revenues	$5,101	$879
Food and beverage expenses	$3,228	$531
Expense margin	63.3%	60.4%

Total net revenues	$24,679	$4,139
Total operating expenses	$18,198	$3,119
Expense margin	73.7%	75.4%

Maintenance and utilities	$1,358	$219
Percent of net revenues	5.5%	5.3%

General and administrative	$3,221	$647
Percent of net revenues	13.1%	15.6%

SANDS REGENCY HOTEL AND CASINO.    Net revenues for the Sands decreased $2.3 million, from $34.4 million for the year ended June 30, 2004 to $32.1 million in the year ended June 30, 2005, a reduction of 6.6%, as the downtown Reno property endured the one-out-of-every-three year absence of a major four to five month long bowling tournament. Because of its proximity to the downtown Reno National Bowling Stadium, the Sands is the Company property most affected by the absence of a major bowling event. Promotional allowances are discounted from gross revenues to arrive at net revenues, and were $.1 million, or 4.2%, higher in fiscal 2005, than in the prior fiscal year. This was due to aggressive special promotions, particularly centered on complimentary lodging, as the Sands sought to mitigate the effect of a major bowling tournament not being held in 2005. Further, the Sands property’s performance was negatively impacted by intermittent street disruptions due to the railroad trench (ReTRAC project), the disruptions of a full scale casino remodel, high fuel prices, and a series of storms which negatively impacted travel and tourism from late December 2004 through early February 2005.

Gaming revenues for the Sands decreased from $22.3 million in fiscal 2004 to $21.2 million in fiscal 2005, a reduction of 5.2%. Revenue from slot machines was the gaming center least impacted by the absence of a major bowling tournament, but slot revenue still declined 2.9% year-over-year. A large component of total slot machine revenue at the Sands is generated by patrons from the greater Reno area and this segment was supported through direct mail, advertising and special promotions, particularly in the winter months. Table games revenue declined $.4 million, or 11.6%, from fiscal 2004, as table games were popular with the men bowlers in the prior year. Bingo volume, as measured by “paper played” declined less than one percent, however, the Sands offered more promotional discounts due to competitive factors and bingo revenue or “win” declined 11.0%, year-over-year. One of the three bingo rooms in the greater Reno area closed in fiscal 2005, and the Sands offered promotional pricing to gain those customers’ patronage.

Lodging revenues for the Sands decreased from $9.0 million in the year ended June 30, 2004, to $8.5 million in fiscal 2005, a reduction of 6.4%. The Sands’ average room rate was $33.50 for fiscal 2005 versus $33.90 for fiscal 2004, which accounted for approximately $.1 million of the lodging revenue decline. However, the primary reason for the lodging revenue decrease was 14,000, or 5.3%, fewer rooms occupied in fiscal 2005 than in fiscal 2004. Food and beverage revenues decreased 4.8%, less than the Sands revenues as a whole, due to the introduction of a new marketing program, which offered promotional food specials and discounts in the restaurants.

Income from operations decreased $1.7 million in fiscal 2005 compared to fiscal 2004, or 45.3%, due primarily to the decrease in net revenues. The expense margin for the Sands worsened from 89.3% to 93.7%, as net revenues decreased 6.6% and operating expenses declined just 2.0%. The lower customer volume levels did not allow for the economies of scale experienced in the prior year. However, general and administrative expenses did decline $.4 million, or 7.3%. Approximately $.2 million of the decline was due to a reduction in the management bonus as the property failed to achieve its internal operating targets.

The following table highlights our various sources of revenues and expenses as compared to the prior year for the Sands:

	Year ended June 30,		Percent change
(dollars in thousands)	2005	2004
Gaming revenues	$21,165	$22,326	-5.2%
Gaming expenses	$9,944	$10,029	-0.8%
Expense margin	47.0%	44.9%

Lodging revenues	$8,460	$9,038	-6.4%
Lodging expense	$3,705	$3,918	-5.4%
Expense margin	43.8%	43.4%

Food and beverage revenues	$4,774	$5,017	-4.8%
Food and beverage expenses	$3,163	$3,266	-3.2%
Expense margin	66.3%	65.1%

Other revenues	$1,377	$1,530	-10.0%
Other expenses	$518	$548	-5.5%
Expense margin	37.6%	35.8%

Total net revenues	$32,127	$34,408	-6.6%
Total operating expenses	$30,104	$30,711	-2.0%
Expense margin	93.7%	89.3%

Maintenance and utilities	$3,610	$3,454	4.5%
Percent of net revenues	11.2%	10.0%

General and administrative	$5,590	$6,030	-7.3%
Percent of net revenues	17.4%	17.5%

GOLD RANCH CASINO AND RV RESORT.    For the year ended June 30, 2005, Gold Ranch had net revenues of $24.3 million, compared to $23.8 million for the year ended June 30, 2004. This increase was attributable to the increase in the retail price of gasoline. The average retail price of a gallon of gasoline was $2.16 for fiscal 2005 compared to $1.85 for fiscal 2004. Gasoline gallons sold declined by 10.8%, as competitive gasoline pricing on the I-80 corridor in California did not permit Gold Ranch the ability to sell gasoline as cheaply as its California competitors and maintain an acceptable gross margin. Further, new taxes imposed by the Nevada legislature which became effective in 2004 included tax hikes for tobacco and alcohol. For tobacco products in particular, Nevada had enjoyed a competitive advantage over California with respect to excise taxes. This advantage closed substantially with the new Nevada taxes and tobacco sales dropped by $.2 million, or 29.2%, in the year-over-year comparison.

Gaming revenue for Gold Ranch is comprised of slot machine revenue and, to a lesser degree, revenue from a California lottery station. Gaming revenue decreased from $5.8 million for the year ended June 30, 2004 to $5.4 million in the year ended June 30, 2005, a decrease of 6.6%. Management believes the decrease was due in part to the decrease in the number of customers drawn by comparatively inexpensive gasoline and tobacco products. In February 2005, a $.9 million slot marketing and ticketing system was installed. Management believes this capital investment is strategically important to transform Gold Ranch from a fuel and convenience store with gaming to a casino with amenities, which attract locals and travelers alike. Gold Ranch’s income from operations declined from $1.8 million in the year ended June 30, 2004, to $1.3 million, or 27.3%, in the year ended June 30, 2005. The principal reason for the decline was the revenue shortfall.

The following table highlights Gold Ranch’s sources of revenues and expenses

	Year ended June 30,		Percent change
(dollars in thousands)	2005	2004
Gaming revenues	$5,390	$5,771	-6.6%
Gaming expenses	$2,043	$2,243	-8.9%
Expense margin	37.9%	38.9%

Lodging revenues	$471	$510	-7.6%
Lodging expense	$186	$193	-3.6%
Expense margin	39.5%	37.8%

Food and beverage revenues	$1,682	$1,641	2.5%
Food and beverage expenses	$1,147	$1,138	0.8%
Expense margin	68.2%	69.3%

Fuel and convenience store revenues	$17,171	$16,245	5.7%
Fuel and convenience store expenses	$16,425	$15,411	6.6%
Expense margin	95.7%	94.9%

Total net revenues	$24,334	$23,802	2.2%
Total operating expenses	$23,005	$21,973	4.7%
Expense margin	94.5%	92.3%

Maintenance and utilities	$690	$680	1.5%
Percent of net revenues	2.8%	2.9%

General and administrative	$1,893	$1,575	20.2%
Percent of net revenues	7.8%	6.6%

CORPORATE COSTS.    Corporate costs were re-allocated at the beginning of the 2005 fiscal year and now include the salaries and benefits of corporate officers, directors, and other corporate level management, in addition to public company reporting costs, and public company related legal and accounting fees. Corporate operating costs were $2.0 million for the year ended June 30, 2005, compared to $1.7 million for the year ended June 30, 2004. The increases in corporate costs were primarily the result of $0.4 million of costs directly attributable to fees to outside professionals retained to assist in compliance with the new internal control requirements of the Sarbanes-Oxley Act of 2002 (“SOX”), specifically SOX section 404. The Company has determined itself to be a non-accelerated filer, and as such is subject to rules, which provide the date of full SOX 404 compliance to be June 30, 2008. The full amount needed to attain SOX 404 compliance is not specifically known, but future costs are anticipated to be material.

INTEREST EXPENSE.    Interest expense was $2.2 million for the year ended June 30, 2005, compared to $1.2 million for the year ended June 30, 2004. The increase was due to a higher average debt balance in fiscal 2005 resulting from our acquisition of Rail City in May 2004. In fiscal 2005, the Company recorded $0.3 million of accelerated interest on the portion of the convertible debt obligation which was converted to equity in the second quarter of fiscal 2005. (See Notes 5 and 11 to the consolidated financial statements).

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

Additionally, the Company acquired locals’ casinos, Rail City in May 2004, and the Dayton Depot in September 2005, which historically experience little or no seasonality or even a mildly reverse seasonality; that is, a slightly higher than average demand during the winter months. Despite these acquisitions, management anticipates that the trend of experiencing lower operating margins and revenues in the winter months of each fiscal year may diminish somewhat, but should continue.

Capital Resources and Liquidity

At June 30, 2006, the Company’s cash and cash equivalents were $6.8 million, an increase of $2.8 million from June 30, 2005. We had negative working capital of $2.7 million at June 30, 2006, compared to $1.6 million negative working capital at June 30, 2005. Merger and investigative expenses of $1.2 million contributed to the decrease in working capital. At June 30, 2006, the Company had $14.7 million of borrowings available under its revolving credit facility.

Cash flow from operating activities provided $11.5 million during the year ended June 30, 2006. Net income of $2.4 million was increased by non-cash items of depreciation ($7.4 million), compensation expense for share-based options ($0.6 million), the loss on early termination of a land lease ($0.4 million), loss on disposal of property and equipment ($0.3 million) and settlement of the ReTRAC (train trench) project ($0.4 million).

Investing activities accounted for an $18.3 million use of cash for the year ended June 30, 2006, the largest individual item consisting of the acquisition of Dayton Depot Casino in September 2005 ($10.3 million). On September 1, 2005, the Company acquired Dayton Depot Casino for $0.6 million in cash, an increase of borrowing under our credit facility of $10.1 million and 69,438 shares of Company stock. There was also an additional $0.2 million in acquisition related expenses. See Note 12 to the consolidated financial statements.

The Company increased its investment in plant, property and equipment during the year by $8.0 million for renovations among the properties, plus investments incurred to date for the Rail City expansion as well as improvements to the recently purchased Dayton Depot Casino. Additionally, on December 20, 2005, the Company purchased 2.58 acres of land adjacent to Rail City Casino for $0.9 million and on April 30, 2006, purchased an additional 0.5 acre site for $1.3 million, which is included in the $8.0 million increase in the investment in plant, property and equipment.

Financing activities provided $9.6 million of cash flow. Long-term debt of $17.8 million was issued primarily to fund the purchase of the Dayton Depot Casino and working capital. Long-term debt was reduced by payments of $8.3 million during the year ended June 30, 2006.

Our amended and restated bank term loan and revolving credit facility fully funded, totaled $43.7 million as of June 30, 2006, and requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances and limits situations where a change in control in the Company may occur. The financial covenants include the requirement for a maximum leverage ratio of 3.00:1.00 during this period. This ratio is computed by the ratio of total debt to EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios must be maintained. The Company believes that it is in compliance with all covenants and restrictions at June 30, 2006.

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

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of June 30, 2006:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long term debt	$29,448	$4,338	$9,310	$15,800	$—
Interest on long-term debt (1)	8,339	2,203	3,766	2,370	—
Operating leases (2)	8,913	527	1,198	1,150	6,038
Other (3) (5)	5,296	240	546	524	3,986
Construction projects (4)	7,481	7,481	—	—	—

	$59,477	$14,789	$14,820	$19,844	$10,024

(1)	Interest is calculated by assuming the Company keeps its line of credit fully advanced and the table assumes a weighted average interest rate of 7.5% until maturity. All long-term debt matures within 5 years.
(2)	Represents contractual lease obligations to Prospector Gaming Enterprises (“PGE”) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without major expansion of the gaming facilities. Rent expense was $575,000 for fiscal 2006, 2005, and 2004.
(3)	Represents management fees due to PGE in connection with the RV Park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates.
(4)	Represents contracted construction projects for the remodel of the restaurant at Dayton Depot and the expansion of Rail City.
(5)	On May 3, 2004, the Company entered into a contract with Bally Gaming Inc. for the lease of gaming machines. This agreement is effective until the earlier of 8 years and 60 days (July 2, 2012) or meeting the minimum lease requirement of 146,000 machine days (which covers all leased gaming machines) . In the event that the Company fails to satisfy the minimum lease requirement prior to the end of the term, the Company shall pay the average gross revenues that Bally received for each gaming machine day during the term. The Company has analyzed this contract and is confident that it will meet the minimum lease requirement prior to the lease termination. As such, no contingency has been recorded on the books of the Company.

See Note 9 to the consolidated financial statements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With the amended and restated Credit Agreement executed in September 2005, in conjunction with the acquisition of the Depot in Dayton, the Company has substantial variable interest rate debt. Assuming the credit facilities are fully advanced, a one percent increase in interest rates would result in an increase in interest expense of approximately $0.4 million annually.

Additionally, terms of the Company’s RV park management agreement with Prospector Gaming Enterprises (“PGE”), referenced as “(3)” in Note 9- “Commitments and Contingencies” in the accompanying consolidated financial statements, state that the Company pay monthly an amount equal to 120% of PGE’s debt service on the underlying RV park note, which varies directly with changes in the Prime index. The financial impact to the Company of a full one percent increase in the Prime index is less than $30,000 per year.

The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Sands Regent:

We have audited the accompanying consolidated balance sheets of The Sands Regent and Subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the consolidated financial statement schedule listed in the Index as Item 15(a) (2). These financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Sands Regent and Subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 15, the 2005 and 2004 consolidated financial statements have been restated.

As discussed in Note 1, in 2006, The Sands Regent and Subsidiaries changed their method of accounting for share based compensation to conform to Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

DELOITTE & TOUCHE LLP

Reno, Nevada

October 20, 2006

THE SANDS REGENT

CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
	(in thousands except share data)
		(As restated-See Note 15)
ASSETS
Current Assets
Cash and cash equivalents	$6,774	$4,018
Accounts receivable (net of allowance of $73 and $19 at June 30, 2006 and 2005, respectively)	1,141	580
Inventories	669	692
Federal income tax receivable	343	—
Prepaid expenses and other current assets	2,211	1,805

Total current assets	11,138	7,095

Property and Equipment
Land	14,576	10,007
Buildings and improvements	47,243	43,597
Equipment, furniture and fixtures	32,470	27,264
Leasehold improvements	178	178
Construction in progress	1,055	854

Total property and equipment	95,522	81,900
Less accumulated depreciation and amortization	48,502	42,992

Property and equipment, net	47,020	38,908

Other Assets
Goodwill	33,295	28,642
Other intangibles	12,031	12,426
Other	922	1,202

Total other assets	46,248	42,270

Total assets	$104,406	$88,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,726	$3,324
Accrued salaries, wages, and benefits	2,521	1,884
Other accrued expenses	1,987	398
Federal income tax payable	—	573
Deferred federal income tax liability	235	317
Current maturities of long-term debt	4,338	2,198

Total current liabilities	13,807	8,694
Long-term Debt	25,110	17,744
Deferred Federal Income Tax Liability	2,700	2,636

Total liabilities	41,617	29,074

Commitments and Contingencies—See Note 9	—	—
Stockholder’s Equity
Common stock; $0.10 par value; 20,000,000 shares authorized; shares issued and outstanding: 9,529,391 at June 30, 2006 and 9,376,766 at June 30, 2005	953	938
Additional paid-in capital	28,082	26,938
Retained earnings	56,112	53,681

	85,147	81,557
Treasury stock; at cost; 2,403,000 shares	(22,358)	(22,358)

Total stockholders’ equity	62,789	59,199

Total liabilities and stockholders’ equity	$104,406	$88,273

The accompanying notes are an integral part of these consolidated financial statements.

THE SANDS REGENT

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2006	2005	2004
	(in thousands except per share data)
		(As restated- See Note 15)	(As restated- See Note 15)
OPERATING REVENUES
Gaming	$55,190	$48,834	$31,797
Lodging	9,859	8,931	9,548
Food and beverage	12,356	11,557	7,537
Fuel and convenience store	20,734	17,171	16,245
Other	2,316	1,902	1,731

Gross revenues	100,455	88,395	66,858
Less promotional allowances	7,881	7,263	4,509

Net revenues	92,574	81,132	62,349

OPERATING EXPENSES
Gaming	22,156	20,202	13,669
Lodging	4,057	3,891	4,111
Food and beverage	8,231	7,538	4,935
Fuel and convenience store	20,052	16,425	15,411
Other	729	607	598
Maintenance and utilities	6,335	5,658	4,353
General and administrative	16,556	12,742	9,941
Depreciation and amortization	7,368	6,221	4,427
Loss on early termination of land lease	419	—	—
Loss on abandonment of new projects	—	11	48
Loss on disposition of property and equipment	289	62	46

	86,192	73,357	57,539

INCOME FROM OPERATIONS	6,382	7,775	4,810

OTHER INCOME (EXPENSE)
Interest and amortization of loan fees	(2,314)	(2,238)	(1,158)
Insurance settlement	—	200	—
Collections on previously reserved note receivable	—	—	4,393

Other income (expense), net	(2,314)	(2,038)	3,235

INCOME BEFORE INCOME TAX PROVISION	4,068	5,737	8,045
INCOME TAX PROVISION	(1,637)	(1,906)	(1,135)

NET INCOME	$2,431	$3,831	$6,910

NET INCOME PER SHARE
BASIC	$0.34	$0.59	$1.32
DILUTED	$0.32	$0.55	$1.24
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,084	6,471	5,206
DILUTED	7,562	6,957	5,559

The accompanying notes are an integral part of these consolidated financial statements.

THE SANDS REGENT

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2006	2005	2004
	(in thousands)
		(As restated- See Note 15)	(As restated- See Note 15)
Operating Activities
Net income	$2,431	$3,831	$6,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,368	6,221	4,427
Amortization of debt issuance costs	281	313	—
Share-based compensation expense	570	—	—
Excess tax benefits from share-based payment arrangements	(52)	—	—
Tax benefit from stock option exercises	—	248	—
Loss on disposal of property and equipment	289	62	46
Loss on abandonment of new projects	—	11	48
Loss on disposal of old ReTRAC bridge	382	—	—
Loss on early termination of land lease	419	—	—
Deferred federal income taxes	(18)	534	346
Collections on previously reserved note receivable	—	—	(4,393)
Changes in operating assets and liabilities:
Accounts receivable	(561)	133	(22)
Inventories	47	83	(66)
Prepaid expenses and other current assets	(256)	210	(234)
Other assets	321	(275)	285
Accounts payable	(708)	274	132
Accrued expenses	2,107	(566)	602
Federal income taxes payable/receivable	(864)	(113)	1,171

Net cash provided by operating activities	11,756	10,966	9,252

Investing Activities
Investment in property and equipment	(8,039)	(4,897)	(2,291)
Proceeds from sale of assets	40	56	149
Payments received on note receivable	—	—	4,393
Net cash paid for wholly owned subsidiary	(10,323)	—	(36,039)

Net cash used in investing activities	(18,322)	(4,841)	(33,788)

Financing Activities
Issuance of long-term debt	17,750	—	44,549
Payments associated with issuance of long-term debt in acquisitions	(257)	(40)	(819)
Payments associated with refinancing of long-term debt	—	—	(159)
Principal payments on long-term debt	(8,271)	(16,152)	(20,678)
Excess tax benefits from share-based payment arrangements	52	—	—
Issuance of Company common stock	48	9,310	3,121
Payments associated with the issuance of common stock	—	(668)	—

Net cash provided by (used in) financing activities	9,322	(7,550)	26,014

Net increase (decrease) in cash and cash equivalents	2,756	(1,425)	1,478
Cash and cash equivalents, beginning of year	4,018	5,443	3,965

Cash and cash equivalents, end of year	$6,774	$4,018	$5,443

Supplemental disclosure of cash flow information
Interest paid	$1,810	$1,784	$894
Federal income taxes paid (refunded)	$2,519	$1,237	$(375)
Supplemental disclosure of non-cash investing and financing activities
Payables for capital expenditures	$2,400	$290	$295
Debt to equity conversion		$849
Issuance of common stock to acquire subsidiary	$596
Fair value of assets acquired and liabilities assumed in business combinations
Current assets, net of cash acquired	$235		$622
Property and equipment	5,738		6,657
Intangibles	4,958		29,424
Current liabilities	(12)		(664)
Common stock issued	(596)		—

Cash paid, net of cash acquired	$10,323		$36,039

The accompanying notes are an integral part of these consolidated financial statements.

THE SANDS REGENT

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
	(in thousands)
				(As restated- See Note 15)			(As restated- See Note 15)
Balances June 30, 2003 as previously reported	7,357	$736	$13,967	$43,186	2,403	$(22,358)	$35,531
Adjustment				(246)			(246)
Balances, July 1, 2003 (as restated)	7,357	$736	$13,967	$42,940	2,403	$(22,358)	$35,285
Net income				6,910			6,910
Stock options exercised	193	19	315				334
Issuance of Company common stock to private investor	500	50	2,391				2,441
Issuance of warrant to purchase Company common stock			345				345

Balances, June 30, 2004	8,050	$805	$17,018	$49,850	2,403	$(22,358)	$45,315
Net income				3,831			3,831
Stock options exercised	38	4	66				70
Issuance of Company common stock to private investor	1,120	112	6,847				6,959
Issuance of Company common stock in debt to equity conversion	169	17	1,083				1,100
Issuance of warrant to purchase Company common stock			1,613				1,613
Discount on convertible debt and warrant to purchase Company common stock			63				63
Disqualifying dispositions of incentive stock options			248				248

Balances, June 30, 2005	9,377	$938	$26,938	$53,681	2,403	$(22,358)	$59,199
Net income				2,431			2,431
Issuance of Company common stock for acquisition of assets	69	7	589				596
Stock options exercised	21	2	46				48
Excess tax benefit of Company stock options exercised			52				52
Warrants converted	11	1	(1)				—
Share-based compensation expenses			463				463
Issuance of restricted shares net of forfeitures	51	5	(5)				—

Balances, June 30, 2006	9,529	$953	$28,082	$56,112	2,403	$(22,358)	$62,789

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation, and basis of presentation

The accompanying Consolidated Financial Statements include the accounts of The Sands Regent (the “Company”) and its wholly-owned subsidiaries: Plantation Investments, Inc. (“Plantation”), Zante, Inc. (“Zante”), Last Chance, Inc. (“Last Chance”), and Dayton Gaming, Inc., (Dayton Depot). The Company and its subsidiaries are incorporated in Nevada.

On May 1, 2004, the Company acquired 100% of the common stock of Plantation, which operates the Rail City Casino (“Rail City”) in Sparks, Nevada. The year ended June 30, 2004 includes two months of Rail City operations, whereas the years ended June 30, 2006 and 2005 have a full 12 months of operations presented.

Zante owns and operates the Sands Regency Casino/Hotel (“Sands”) in downtown Reno, Nevada, and a small slot machine route, Pericles Distributing, which operates in the greater Reno area.

In December 2001, the Company formed Last Chance, which on June 1, 2002 acquired the Gold Ranch Casino and RV Resort in Verdi, Nevada, and California Prospectors, Ltd. (“California Prospectors”), a Nevada limited liability company, which operates a California lottery station. Together, Last Chance and California Prospectors are presented as “Gold Ranch”.

On March 31, 2005, the Company formed Dayton Gaming, Inc. for the purpose of acquiring the assets of the Dayton Depot and Red Hawk Sports Bar (together, the “Dayton Depot Casino”) in Dayton, Nevada. On September 1, 2005, the Company completed the acquisition and, accordingly, ten months of the results of operations for Dayton Depot Casino are included in the Company’s Consolidated Financial Statements for the year ended June 30, 2006.

All significant intercompany balances and transactions have been eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year-over-year comparisons are affected by the May 1, 2004 acquisition of Rail City and the September 1, 2005 acquisition of Dayton Depot. The following unaudited pro forma consolidated financial information that is presented as if the acquisition of Rail City was completed July 1, 2003 and as if the acquisition of Dayton Depot had been completed on July 1, 2003:

	For the years ended June 30,
(in thousands)	2006	2005	2004
Net revenues as reported	$92,574	$81,132	$62,349
Pro forma Rail City revenues July 2003—April 2004 (10 months)	—	—	20,841
Pro forma Dayton Depot revenues July 2003—June 2004 (12 months)	—	—	5,136
Pro forma Dayton Depot revenues July 2004—June 2005 (12 months)	—	5,477	—
Pro forma Dayton Depot revenues July—August 2005 (2 months)	913	—	—

Pro forma net revenues	93,487	86,609	88,326

Net income as reported	2,431	3,831	6,910
Pro forma Rail city net income July 2003—April 2004 (10 months)	—	—	1,340
Pro forma Dayton Depot net income July 2003—June 2004 (12 months)	—	—	616
Pro forma Dayton Depot net income July 2004—June 2005 (12 months)		489	—
Pro forma Dayton Depot net income July 2005—August 2005 (12 months)	82	—	—

Pro forma net income	$2,513	$4,320	$8,866

Pro forma earnings per share
Basic	$0.35	$0.67	$1.70
Diluted	$0.33	$0.62	$1.59

In the opinion of management, all adjustments and normally recurring accruals necessary to present fairly the financial condition of the Company as of June 30, 2006, 2005, and 2004 have been included.

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

(c)	Advertising costs

Advertising costs are expensed as incurred and the company has no direct-response advertising reported as an asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)	Operating revenues

Gaming revenue represents the Company win from gaming activities, which is the net of gaming wins and losses. Additionally, net win is reduced by a provision for anticipated payouts on progressive jackpots and on slot participation payments due third-parties. The majority of gaming revenue is in the form of cash and therefore is not subject to any significant or complex revenue estimation or realization procedures. Lodging and Food and Beverage revenues include the retail value of rooms, food, and beverage provided to customers on a complimentary basis. These amounts are then deducted as promotional allowances to arrive at net revenues. The estimated cost of providing these promotional allowances was charged to Gaming expense as follows:

	Year Ended June 30,
(in thousands)	2006	2005	2004
Lodging	$656	$643	$506
Food and beverage	4,130	3,768	1,983

	$4,786	$4,411	$2,489

Other operating revenue is comprised of casino/hotel ancillary services and other operating expenses are the expenses associated with those revenues. The revenues and operating expenses for the gas station and convenience store at Gold Ranch have a separate category-Fuel and convenience store.

(e)	Cash and cash equivalents

Cash equivalents have an original maturity of three months or less, and are carried at cost, which approximates market. Any negative cash balances have been reclassified to accounts payable. FDIC Insurance limits are $100,000 per account. The Company could be at risk for any balances above the FDIC limits.

(f) Inventories

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

(h)	Capitalized interest

Interest associated with major construction projects is capitalized. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for a project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are substantially complete. We amortize capitalized interest over the estimated useful life of the related asset. Capitalized interest was not a material amount for the three year period presented.

(i)	Debt issuance costs

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

In the year ended June 30, 2003, the Company incurred $0.5 million in legal fees and settlement costs associated with a personal injury claim, which arose out of an April 2000 incident. The Company had maintained general liability insurance to protect itself from claims in excess of a contracted deductible. However, subsequent to the incident which resulted in the claim, the Company was informed that the insurance carrier during the period, Legion Indemnity, had become insolvent and was not expected to make any payment to the claimant or the Company. In July 2003, the Company settled with the claimant and sought recovery of its loss from the Company’s insurance broker at the time. In October 2004, we settled with our insurance broker for $0.2 million, net of attorney’s fees.

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

(m)	Goodwill and other intangible assets

Intangible assets consist of trademarks/trade names, customer database(s), grandfathered gaming license(s), a below-market land lease (which was terminated in December 2005) and goodwill. Goodwill and other indefinite lived intangibles are reviewed annually for impairment by management using a direct value method, and if an impairment of value exists, an impairment loss will be recorded. Refer to Note 3 for a more complete description of the Company’s goodwill and other intangibles.

(n)	Impairment of long-lived assets

Asset listings are maintained by the Company and are grouped by revenue center or by department. Revenues and certain direct costs can be linked to individual assets, but the lowest level for which identifiable cash flows can be determined that are largely independent of the cash flows of other assets and liabilities is at the property level. Therefore, whenever events or circumstances indicate that a property’s carrying amount may not be recoverable; its carrying value is compared to the anticipated current and projected cash flows of the asset, or group of assets, to determine if impairment has occurred. The Company does not believe that any events or circumstances have occurred that would require the realization or recognition of an impairment charge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(p)	Income taxes

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards “SFAS” No. 109—”Accounting for Income Taxes”. In accordance with SFAS No. 109, the asset and liability method of accounting for income taxes is utilized whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company had a March 31 tax year-end through March 31, 2005, at which time the Company converted to a June 30, tax year which coincides with its fiscal year.

(q)	Fair value of financial instruments

The Company calculates the fair value of financial instruments and includes this additional information in the Company’s Notes to Consolidated Financial Statements when the fair value is different than the book value of those financial instruments. When fair value is equal to book value, no additional disclosure is made. Fair value is determined using quoted market prices whenever available. When quoted market prices are not available, the Company uses alternative valuation techniques such as calculating the present value of estimated future cash flows utilizing discount rates commensurate with the risks involved. It is estimated that the carrying amounts of the Company’s financial instruments approximate fair value at June 30, 2006.

(r)	Use of estimates

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

(s)	Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), replacing SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires the recognition of share-based compensation in the financial statements. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005 and was adopted by the Company on July 1, 2005. See Note 6.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2005, the FASB issued Financial Accounting Standard Board Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of a other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company was required to adopt this statement January 1, 2006 which adoption did not have a material impact on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after July 1, 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

(t)	Stock option program

On July 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the Modified Prospective Transition method such that SFAS No. 123R applies to the unvested portion of existing awards, new awards and to awards modified, repurchased or canceled after the effective date. During the year ended June 30, 2006, the Company recognized $0.5 million of compensation related expense to non-vested share based compensation arrangements (See Note 6 – Equity Incentive Plans).

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the pro forma effect on net income and net income per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123R for the years ended June 30, 2005 and 2004:

	Year ended June 30,
	2005	2004
	(in thousands except per share data)
Net income, as reported	$3,831	$6,910
Add compensation included in Net Income, net of tax effect	—	—
Deduct proforma compensation expense, net of tax effect	(216)	(113)

Pro forma net income	$3,615	$6,797

Basic earnings per share:
As reported	$0.59	$1.32
Pro forma	0.56	1.30
Diluted earnings per share:
As reported	$0.55	$1.24
Pro forma	0.52	1.22

The fair values of share-based compensation for restrictive shares granted during the year ended June 30, 2006 were based upon the market price on the date of grant. The fair values of share-based compensation for incentive and non-qualified shares granted during prior years were estimated using a Black-Scholes option-pricing model with the following assumptions:

	Year ended June 30,
	2006	2005	2004
Expected stock price volatility	N/A	54%	100%
Risk-free interest rate	N/A	2.8%	3.0%
Expected option lives	N/A	5.0 Years	2.4 Years
Expected dividends	N/A	0.0%	0.0%
Forfeiture rates	N/A	16.0%	0.0%
Weighted-average fair value of options granted during the period	N/A	$10.21	$3.56

(u) Reclassifications

Certain reclassifications have been made in the prior two year’s consolidated financial statements to conform to the current year presentation. The Company reclassified loss on abandonment of new projects for June 30, 2005 and 2004 of $0.01 million and $0.05 million, respectively and loss on disposition of property and equipment at June 30, 2005 and 2004 of $0.06 million and $0.05 million, respectively, from non-operating to operating expense. These reclassifications did not have an effect on net income in the statements of operations, or on net cash provided by operating activities in the statement of cash flows.

NOTE 2—PREFERRED SHARES

As of June 30, 2006, 2005 and 2004, the Company has authorized 5,000,000, $.10 par value preferred shares of which none were issued and outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INTANGIBLES AND GOODWILL

Intangible Balances

	June 30, 2006			June 30, 2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer list/relationships	$1,190	$975	$215	$1,190	$709	$481
Under-market land lease (1)	—	—	—	448	21	427
Non-compete agreement	45	7	38	—	—	—

	1,235	982	253	1,638	730	908

Indefinite-lived intangible assets:
Grandfathered gaming license	7,205	—	7,205	7,205	—	7,205
Trademark/trade name	4,478	—	4,478	4,303	—	4,303
Other	95	—	95	10	—	10

	11,778	—	11,778	11,518	—	11,518

Total	$13,013	$982	$12,031	$13,156	$730	$12,426

(1)	With the purchase of 2.58 acres of land adjacent to Rail City Casino on December 20, 2005, for $901,000, the Company recorded a non-cash charge of $419,000 to the unamortized value of the under-market land lease relating to early termination of the lease on the land from the State of Nevada.

Amortization of Intangibles

Customer lists are amortized over a seven year period, at an accelerated rate, and non-compete agreements are amortized over five years on a straight-line basis. The expense associated with the amortization of intangibles was $0.3 million for the year ended June 30, 2006 and $0.6 million for the year ended June 30, 2005. The annual amortization expense is expected to be as follows:

(in thousands)	Fiscal Year	Amortization
	2007	$128
	2008	62
	2009	33
	2010	20
	2011	10

Goodwill Changes and Balances by Segment

(in thousands)	Rail City	Gold Ranch	Dayton Depot	Total
Balance, July 1, 2004	$17,656	$11,018	$—	$28,674
Adjustment	(32)	—	—	(32)

Balance, June 30, 2005	17,624	11,018	—	28,642
Dayton Depot acquisition	—	—	4,653	4,653

Balance, June 30, 2006	$17,624	$11,018	$4,653	$33,295

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—GAIN ON NOTE RECEIVABLE

In December 1998, the Company sold its interest in the Copa Casino (“Copa”) in Gulfport, Mississippi. At the time the sale was recorded, the Company reserved approximately $5.6 million of the original $8.0 million note due to collectibility concerns. In January, 2003, the Company began receiving payments which exceeded the net amount of the receivable originally recorded. The Company settled its receivable from the Copa sale in full on November 28, 2003, when it received a negotiated $4.0 million cash payment. In the year ended June 30, 2004, the Company recognized a total $4.4 million gain on final settlement of the Copa note. The settlement amount was not subject to income tax as the Company’s tax basis in the Copa was higher than the financial gain realized. Further, the Company took an additional $1.0 million write-down for tax purposes, which further reduced the federal income tax provision in fiscal 2004.

NOTE 5—LONG-TERM DEBT

In connection with the acquisition of Dayton Depot Casino on September 1, 2005, the Company executed an amended and restated syndicated financing arrangement (“Credit Agreement”) through Wells Fargo Bank. The Credit Agreement provided for a 5-year $22 million term loan collateralized by substantially all property and equipment of Plantation Investments, Inc., Zante, Inc. and Dayton Gaming, Inc., and the furniture, fixtures and equipment of Last Chance, Inc. As the term loan is paid down, no additional borrowings may be taken on the loan. The Company’s current book value of the security interest on the loan is approximately $35 million. Terms of this note require that the principal outstanding be reduced to $14.9 million by June 30, 2007, to $10.5 million by June 30, 2008 and to $5.5 million by June 30, 2009. The note matures on September 1, 2010 with any remaining principal and interest under the note becoming due and payable. The note has a variable interest rate based on LIBOR and/or the U. S. Prime Index plus the applicable margin as defined in the agreement. The interest rate at June 30, 2006 was LIBOR plus 2.25% or Prime plus 0.75% and at June 30, 2005 was LIBOR plus 2% or Prime plus 0.5%. The weighted average interest rate was 6.52% at June 30, 2006 and 5.38% at June 30, 2005.

Also part of the Credit Agreement, the Company secured a Wells Fargo Bank syndicated, 5-year $25 million revolving credit facility with collateralization and terms which are substantially similar to the term loan. The loan is also collateralized by substantially all property and equipment of Plantation Investments, Inc., Zante Inc., and Dayton Gaming Inc., as well as the furniture, fixtures and equipment of Last Chance, Inc. Terms of this note require that the variable interest rate based on LIBOR and/or U. S. Prime Index plus the applicable margin defined in the agreement. The interest rate at June 30, 2006 was LIBOR plus 2.25% or Prime plus 0.75% and at June 30 2005, LIBOR plus 2% or Prime plus 0.5%. The weighted average interest rate on the revolving credit facility at June 30, 2006 and June 30, 2005 was 7.24% and 6.50% respectively. As of June 30, 2006 and 2005, the unused amounts on the revolving credit facility were $14.7 million and $18.6 million, respectively. This credit facility requires interest only payments and matures on September 1, 2010, with any unpaid interest or principal due and payable.

The bank term loan and revolving credit facility (Credit Agreement), which had outstanding aggregate borrowings of $29 million at June 30, 2006, requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement for a maximum tolerable leverage ratio of 3.00:1.00 during this period. This ratio is computed by the ratio of total debt to EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios must be maintained. The Company believes that it is in compliance with all covenants and restrictions at June 30, 2006.

The Company currently has a convertible promissory note held by David R. Belding, an investor. The note, issued on March 25, 2004, has a security interest in furniture, fixtures and equipment of Last Chance, Inc., and was convertible into 246,012 shares of company common stock at a conversion price of $6.52 per share. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 2004 and December 2004, Mr. Belding converted $1.1 million of the original $1.6 million convertible debt into 168,711 shares. The balance on his debt of $0.5 million at June 30, 2006 is convertible into 77,301 shares of common stock. The note bears a fixed interest rate of 7.5%, an effective rate of 9.6% and requires no principal payment until maturity on March 25, 2007 at which time all principal and interest is due and payable unless extended at Mr. Belding’s option for up to two additional years. The amount outstanding is discounted by $63,398 at June 30, 2006 and $94,712 at June 30, 2005 which represents the issued discount. Additionally, $3,540 and $8,260 represent the unamortized value of the premium on the Belding note at June 30, 2006 and June 30, 2005. (Refer to Note 11).

The balances and types of debt for June 30, 2006 and June 30, 2005 are listed below:

	June 30,
(in thousands)	2006	2005
Wells Fargo Bank syndicated term loan	$18,700	$16,125
Wells Fargo Bank syndicated revolving credit facility	10,300	3,375
Convertible promissory note held by David R, Belding, an investor	437	409
Other	11	33

	29,448	19,942
Less current maturities	4,338	2,198

Long-term portion outstanding	$25,110	$17,744

Long-term debt is payable as follows:

Year Ending June 30,	Amount
(in thousands)
2007	$4,338
2008	4,377
2009	4,933
2010	5,500
2011	10,300

$29,448

NOTE 6—EQUITY INCENTIVE PLANS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s Equity Incentive Plans is presented in the following table:

Name of Plan	Shares Authorized	Shares Available	Plan Expiration
Second Amended and Restated Stock Option Plan	1,100,000	6,114	8/14/2010
2004 Equity Incentive Plan	500,000	413,500	8/23/2014

		419,614

Incentive and non-qualified stock options

A summary of option activity under the Company’s incentive and non-qualified stock option plans is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2003	731,000	$1.92
Granted	100,000	5.99
Exercised	(192,500)	1.74		$665
Forfeited/cancelled	—	—

Outstanding at June 30, 2004	638,500	$2.61
Granted	72,500	10.21
Exercised	(38,500)	1.81		$425
Forfeited/cancelled	—	—

Outstanding at June 30, 2005	672,500	$3.48
Granted	—	—
Exercised	(20,500)	2.39		$157
Forfeited/cancelled	—	—

Outstanding at June 30, 2006	652,000	$3.51	4.9	$7,166

Exercisable at June 30, 2006	580,750	$3.02	4.6	$6,667

A summary of the status of the company’s non-vested stock options under the Company incentive and non-qualified stock option plans as of June 30, 2006 and changes during the year then ended is presented below:

	Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested at July 1, 2005	162,500	$7.31	$1,169
Granted	—	—
Vested	(91,250)	7.16	$(670)
Forfeited	—	—

Non-vested at June 30, 2006	71,250	$7.49	$499

At June 30, 2006, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted pursuant to the Company incentive and non-qualified stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option plans. The cost is expected to be recognized over a weighted-average period of three years. For the year ended June 30, 2006, compensation expense of $0.2 million related to stock options issued prior to July 1, 2005 is included in general and administrative expenses.

Restricted shares

A summary of the Company’s outstanding restricted shares as of June 30, 2006, and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2005	—	$—
Granted	54,100	9.87
Exercised	—	—
Forfeited or expired	(2,600)	10.00

Outstanding at June 30, 2006	51,500	$9.86	2.2	$747

At June 30, 2006, there was $0.3 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted pursuant to the Company restricted stock plan. Compensation expense of $0.3 million and $0.1 million related to the grant of restricted stock and performance bonus incentive plan, respectively, are included in general and administrative expenses for the year ended June 30, 2006.

NOTE 7—FEDERAL INCOME TAXES

The Company’s income tax provision consists of the following:

	Year ended June 30,
(in thousands)	2006	2005	2004
Current	$(1,655)	$(1,371)	$(789)
Deferred	18	(535)	(346)

	$(1,637)	$(1,906)	$(1,135)

The Company’s effective tax rate differs from the federal statutory rate as follows:

	Year ended June 30,
	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%
Surtax exemption	-1.0%	-1.0%	-1.0%
Effect of non-deductible merger fees	6.4%	0.0%	0.0%
Reversal of valuation allowance (1)	—	—	-19.5%
Other	-0.2%	-0.8%	-0.4%

	40.3%	33.2%	14.1%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset previously recognized. With the settlement amount, the Company reversed the valuation allowance and then applied payment to the deferred tax asset. The reversal of the valuation allowance had the effect of reducing the Company’s effective income tax rate to 14.3% for the year ended June 30, 2004.

Below are the components of the Company’s net deferred federal income tax liability as follows at:

	June 30,
(in thousands)	2006	2005
Deferred tax assets:
Accrued vacation not currently deductible	$241	$244
Other accrued expenses not currently deductible	90	36
Share-based compensation expense	156	—
Other	30	17

	517	297

Deferred tax liabilities:
Difference between book and tax amortization	(2,327)	(1,394)
Difference between book and tax depreciation	(373)	(1,242)
Prepaid expenses not currently recognized	(752)	(614)

	(3,452)	(3,250)

Net deferred federal income tax liability	$(2,935)	$(2,953)

NOTE 8—EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128—”Earnings per Share”. SFAS 128 provides for the reporting of “basic” or undiluted earnings per share, and “diluted” earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the addition of potentially dilutive securities, which for the Company, consist of stock options, convertible debt and warrants. Dilution is determined based upon the assumption that the options, the convertible debt, and the warrant are exercised or converted. The weighted average number of shares outstanding for the calculation of diluted earnings per share includes the dilutive effect of the Company’s stock options, convertible debt and outstanding warrants unless the associated strike price(s) exceeds the average closing price in the period.

The following shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Year ended June 30,
	2006	2005	2004
Stock options	—	35,000	60,000
Restricted shares	—	—	—
Convertible debt	—	77,301	246,012
Warrants	—	336,000	100,000

	—	448,301	406,012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the earnings (numerator) and number of shares (denominator) used in the basic and diluted earnings per share computations:

	Year ended June 30,
	2006	2005	2004
	(in thousands except per share data)
Basic Earnings per Share Calculation
Net income	$2,431	$3,831	$6,910

Weighted Average Shares Outstanding:
Common stock	7,084	6,471	5,206

Basic earnings per share:	$0.34	$0.59	$1.32

Diluted Earnings per Share Calculation
Net income	$2,431	$3,831	$6,910
Interest on convertible debt, net of amortization of debt issuance costs	23	—	—

Net income for diluted earnings	$2,454	$3,831	$6,910

Weighted Average Shares Outstanding:
Common stock	7,084	6,471	5,206
Common stock equivalents	478	486	353

Diluted shares	7,562	6,957	5,559

Diluted earnings per shares	$0.32	$0.55	$1.24

NOTE 9—COMMITMENTS AND CONTINGENCIES

The Company has two obligations for contractual obligations:

•	Contractual lease obligations to Prospector Gaming Enterprises (‘PGE”) on real property in connection with the Gold Ranch acquisition agreement providing for a minimum base payment schedule of $575,000 per year. The contract runs from January 1, 2000 to January 1, 2022 subject to renewal of the contract for up to 20 additional years. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without major expansion of the gaming facilities.

•	At June 30, 2006, there were two construction projects which had not been completed. Dayton Depot had unpaid costs of $.2 million and Rail City had unpaid costs of $7.5 million. Management believes that both projects will be completed by June 30, 2007, with an estimated total cost of $13.5 million and $0.4 million respectively.

The Company is also party to various legal actions, proceedings and pending claims arising in the normal conduct of business. We maintain general liability insurance to protect us from costs exceeding a contracted deductible. Fees associated in connection with the merger of Herbst were accrued at June 30, 2006, in the amount of $150,000 which has been reflected in general and administrative expenses. For all other pending claims, management believes that the final outcomes of these matters will not have a material adverse effect upon the Company’s financial position and results of operations.

Contingencies

On September 1, 2006, the Company’s shareholders approved the proposed acquisition by Herbst, at a special shareholders’ meeting. Votes to approve the proposed acquisition represented approximately 67% of the company’s outstanding shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Sands Regent anticipates closing the acquisition, pending receipt of gaming approvals and other applicable conditions, by the end of the calendar year 2006.

NOTE 10—BUSINESS SEGMENTS

In accordance with SFAS No. 131—“Business Segments and Related Information”, the Company reports business segment information based on geographic location. The following is a breakdown of various data by location as of and for the respective fiscal years ended. Financial information related to Rail City, acquired May 1, 2004, and Dayton Depot Casino, acquired September 1, 2005 is included from their respective dates of acquisition.

	Year Ended June 30,
(in thousands)	2006	2005	2004
Net revenues
Rail City Casino	$25,642	$24,679	$4,139
Sands Regency Casino/Hotel	34,540	32,127	34,408
Gold Ranch Casino and RV Resort	27,994	24,334	23,802
Dayton Depot Casino	4,401	—	—
Corporate	(3)	(8)	—

Consolidated net revenues	$92,574	$81,132	$62,349

Income (loss) from operations
Rail City Casino	$6,401	$6,481	$1,020
Sands Regency Casino/Hotel	2,680	2,023	3,697
Gold Ranch Casino and RV Resort	790	1,329	1,829
Dayton Depot Casino	797	—	—
Corporate	(4,286)	(2,058)	(1,736)

Consolidated income from operations	$6,382	$7,775	$4,810

Depreciation and amortization
Rail City Casino	$2,104	$2,126	$317
Sands Regency Casino/Hotel	3,714	3,512	3,426
Gold Ranch Casino and RV Resort	859	583	684
Dayton Depot Casino	668	—	—
Corporate	23	—	—

Consolidated depreciation and amortization	$7,368	$6,221	$4,427

Capital expenditures
Rail City Casino	$3,799	$1,588	$13
Sands Regency Casino/Hotel	1,806	1,644	1,958
Gold Ranch Casino and RV Resort	499	1,665	320
Dayton Depot Casino	1,911	—	—
Corporate	24	—	—

Consolidated capital expenditures	$8,039	$4,897	$2,291

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30,
(in thousands)	2006	2005
Assets
Rail City Casino	$41,052	$38,470
Sands Regency Casino/Hotel	33,896	33,146
Gold Ranch Casino and RV Resort	16,289	16,657
Dayton Depot Casino	13,169	—

Consolidated assets	$104,406	$88,273

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

On October 7, 2004, Mr. Belding converted $0.4 million of debt held by him into 61,349 shares of Company common stock and on December 7, 2004, Mr. Belding converted an additional $.7 million of debt into 107,362 shares of common stock. The share price for both transactions was $6.52 per share. He now holds 668,711 of the Company common shares outstanding, or 9.38%. Mr. Belding is prohibited by agreement from holding more than 9.9% of the Company’s common shares outstanding. For 2006, Mr. Belding did not convert any debt.

On November 12, 2004, the Company issued 1,120,000 shares of common stock for $8.25 per share to a group of institutional investors. These shares were issued with warrants to purchase up to 336,000 shares of common stock at an exercise price of $10.66 per share, exercisable beginning on May 12, 2005 and for a period of five years thereafter. Using the Black-Scholes valuation model, the Company has determined the valuation of the 336,000 warrants to be approximately $1.6 million, which effectively reduces the amount the institutional investors paid for the 1,120,000 shares of Company common stock to $6.81 per share. Through June 30, 2006, 45,000 warrants were exercised and converted to 11,187 shares of common stock. Through September 28, 2006, a total of 116,280 warrants had been converted to 30,187 shares of common stock. A total of 291,000 and 219,720 warrants remained outstanding at June 30, 2006 and September 28, 2006.

NOTE 12—ACQUISITIONS

On September 1, 2005, the Company completed its acquisition of the assets of Dayton Depot and Red Hawk Sports Bar (“Dayton Depot Casino”) through its subsidiary, Dayton Gaming, Inc., a Nevada corporation, pursuant to an Asset Purchase Agreement dated February 28, 2005 (the “Agreement”).

The preliminary purchase price of $10.9 million (including acquisition costs and excluding cash acquired) was calculated based on EBITDA (earnings before interest, taxes, depreciation and amortization) for Dayton Depot for the twelve months preceding the closing date of the acquisition as prescribed in the Agreement. The purchase was funded with the payment of $10.3 million in cash and issuance of 69,438 shares of Company stock with a fair market value equal to $10.73 per share at the date of measurement. The cash paid in connection with the transaction came primarily from an amended and restated credit facility (Note 5), which, in concert with the stock, funded the acquisition including net working capital. The Company stock issued to the seller contains a two year trading restriction from the date of the acquisition. The value of the stock issued in the transaction has been recorded at a 20% discount to market value to account for the impact of the trading restriction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition has been accounted for as a purchase and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon estimated fair values at the date of acquisition. As of June 30, 2006, the Company completed its valuing of these assets.

The following table summarizes the preliminary purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Purchase Price:
Cash	$374
Proceeds from credit facility	10,050
Issuance of common stock	596
Costs of acquisition	231

$11,251

Assets Acquired and Liabilities Assumed:
Current assets	$567
Property, plant and equipment	5,738
Goodwill and intangibles	4,958
Current liabilities	(12)

$11,251

The pro forma consolidated results of operations, as if the acquisition of Dayton Depot had occurred on July 1, 2005 are as follows:

	Year Ended June 30,
(in thousands except per share data)	2006	2005
Net revenues	$93,487	$86,609
Net income	2,513	4,320
Basic net income per share	0.35	0.67
Diluted net income per share	0.33	0.62
Basic shares outstanding	7,084	6,471
Diluted shares outstanding	7,562	6,957

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—CONDENSED QUARTERLY RESULTS (UNAUDITED)

(in thousands except per share information)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 30, 2006
Net revenues		$24,132	$22,264	$21,001	$25,177
Income from operations		3,176	1,381	776	1,049
Net income		1,824	521	63	23
Net income per share:	Basic	$0.26	$0.07	$0.01	$0.00
	Diluted	$0.24	$0.07	$0.01	$0.00

Year Ended June 30, 2005
Net revenues		$21,875	$19,357	$18,716	$21,184
Income from operations		3,125	1,370	802	2,478
Net income		1,640	498	259	1,434	(1)
Net income per share:	Basic	$0.29	$0.08	$0.04	$0.20
	Diluted	$0.27	$0.07	$0.03	$0.19

The Company’s Form 10-Q for the three months ended March 31, 2005, stated net revenues of $18.4 million. Certain royalties paid to gaming purveyors were classified as a reduction to revenue. Subsequently, the Company reclassified these payments as a gaming expense consistent with current policy.

(1)	As restated. Net income during the fourth quarter of the year ended June 30, 2005, was $1,412.0 thousand as previously reported and $1,434.0 thousand as restated.

NOTE 14—SUBSEQUENT EVENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 31, 2006 and June 28, 2006, purported stockholder class action lawsuits were filed on behalf of the holders of the Company’s common stock in Nevada district court, in the county of Washoe. The complaints named the Company and its board of directors as defendants, and alleged that the board of directors breached its fiduciary duties by adopting the merger agreement and approving the merger.

The complaints sought an injunction preventing the completion of the merger, invalidating the merger agreement, and directing the board of directors to obtain a higher per share price for the Company’s common stock. They further sought the immediate disclosure of the Company’s quarterly results for the quarter ended March 31, 2006, imposition of a constructive trust, and other unspecified costs and damages, including reasonable attorneys’ fees and experts’ fees.

On August 23, 2006, the Company agreed in principle to settle the above lawsuits. Under the terms of the proposed settlement, all claims relating to the merger agreement and the proposed merger will be dismissed on behalf of the settlement class. The settlement is subject to court approval. As part of the proposed settlement the Company has agreed to pay $345,000 to the plaintiffs’ counsel for their fees and expenses, subject to final approval of the settlement and such fees and expenses by the court, and the closing of the merger. The settlement of the action is not conditioned on the court’s approval of plaintiffs’ application for attorneys’ fees and expenses. As of June 30, 2006, the Company has reserved $150,000 related to the deductible which is included in general and administrative expenses.

Pursuant to the proposed settlement, we agreed to modify the Merger Agreement and Plan of Merger as set forth below:

•	the “Termination Fee” as defined in Section 7.2(b) will be reduced from $5.0 million to $4.0 million;(1) and

•	all references in Section 5.4(d)(x)(D) to “three Business Days” shall be stricken and replaced with the phrase “two Business Days” as said terms are defined. (1)

(1)	For explanation of definitions refer to the proxy statement filed on the Company’s Form 8-K, filed with the SEC on August 25, 2006.

Also pursuant to the proposed settlement, the Company agreed to make disclosures of certain projections. Information concerning the proposed merger is set forth in our proxy statement dated July 25, 2006 (our “proxy statement”). Our proxy statement is supplemented by, and should be read as part of, and in conjunction with, the information filed in our current report on Form 8-K. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed thereto in our proxy statement.

On September 1, 2006, the Company’s shareholders approved the proposed acquisition by Herbst, at a special shareholders’ meeting. Votes to approve the proposed acquisition represented approximately 67% of the company’s outstanding shares.

The Sands Regent anticipates closing the acquisition, pending receipt of gaming approvals and other applicable conditions, by the end of the calendar year 2006.

NOTE 15—RESTATEMENT

Subsequent to the issuance of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005, the Company determined that there were errors in the years prior to July 1, 2003 and in the years ended June 30, 2004 and 2005 relating to its accounting of deferred taxes, tax liabilities and tax provisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were also errors in the classification of negative cash for the year ended June 30, 2005.

As a result, the accompanying Consolidated Balance Sheet as of June 30, 2005, Consolidated Statements of Income, and Consolidated Statements of Cash Flow, and Consolidated Statements of Stockholders’ Equity as of June 30, 2005, June 30, 2004 and July 1, 2003 have been restated to correct these errors.

Effects of the Restatement

A summary of the effects of the restatement including the $246,000 adjustment to beginning Retained Earnings as of July 1, 2003, is as follows:

	June 30, 2005
	As previously reported	As restated
ASSETS
Current Assets
Cash and cash equivalents	$3,272	$4,018
Total current assets	6,349	7,095
Total assets	87,527	88,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	2,578	3,324
Federal income tax payable	774	573
Deferred federal income tax liability	338	317
Total current liabilities	8,170	8,694
Deferred Federal Income Tax Liability	2,209	2,636
Total liabilities	28,123	29,074
Stockholders’ Equity
Retained earnings	53,886	53,681
Total stockholders’ equity	59,404	59,199
Total liabilities and stockholders’ equity	87,527	88,273

	Year ended June 30, 2005
	As previously reported	As restated
Income tax provision	1,928	1,906
Net income	3,809	3,831

Operating Activities
Net income	3,809	3,831
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable	(472)	274
Federal income taxes payable/receivable	6	(113)
Deferred federal income taxes	437	534
Net cash provided by operating activities	10,209	10,966
Net increase (decrease) in cash and cash equivalents	(2,171)	(1,425)
Cash and cash equivalents, end of year	3,272	4,018

Retained Earnings Balances, June 30, 2004	50,077	49,850
Net income	3,809	3,831
Retained Earnings Balances, June 30, 2005	53,886	53,681

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended June 30, 2004
	As previously reported	As restated
Income tax provision	1,154	1,135
Net income	6,891	6,910

Operating Activities
Net income	6,891	6,910
Adjustments to reconcile net income to net cash provided by operating activities:
Federal income taxes payable/receivable	1,379	1,171
Deferred federal income taxes	157	346

Retained Earnings Balances, June 30, 2003	43,186	42,940
Net income	6,891	6,910
Retained Earnings Balances, June 30, 2004	50,077	49,850

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC rule 13a–15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of other members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and have concluded that as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

Subsequent to the issuance of the Company’s quarterly reports on Form 10-Q for the quarters ended September 30, 2005 and December 31, 2005, the Company determined that errors were made as more fully described in the respective Form 10-Q/A’s dated June 27, 2006. Management has concluded that the conditions giving rise to the restatements of the financial statements included in the Form 10-Q/A’s for the quarters ended September 30, 2005 and December 31, 2005, each dated June 27, 2006, still exist. Management has determined that the following material weaknesses existed as of June 30, 2006: the lack of sufficient number of personnel with an appropriate level of accounting knowledge related to the application of generally accepted accounting principles; the lack of a properly designed and implemented closing and financial reporting process to provide reasonable assurance that the financial statements were prepared in accordance with generally accepted accounting principles; and the lack of effective controls to ensure that a sufficient review of the financial statements was performed. These weaknesses were reported in the Form 10-Q/A’s for the quarters ended September 30, 2005 and December 31, 2005, each of which resulted in adjustments or reclassifications to the condensed consolidated financial statements included in the aforementioned Form 10-Q/A’s.

However, as described below, the Company believes it has performed sufficient procedures to prepare and issue its consolidated financial statements.

Changes in Internal Control over Financial Reporting

In conjunction with the preparation of the Form 10-K for the period ended June 30, 2006, the Company instituted additional control activities and utilized additional outside resources and personnel it deemed to have the appropriate skill level to assist in the closing and financial reporting process. The Company instituted additional review procedures related to the reconciliation of balance sheet general ledger accounts, the recording and disclosures for share-based payments, and standardized templates for the computations and classifications on the Statement of Cash Flows. Management is continuing to assess the required level of personnel, the thoroughness and related documentation of its closing and financial reporting processes, and the related review processes. Management has discussed the material weaknesses and related actions described above with the Audit Committee.

There have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The following persons serve as our executive officers and directors, and hold the following titles, as of September 14, 2006:

Name	Age	Position with the Company
Ferenc B. Szony	51	President and Chief Executive Officer
Robert Medeiros	41	Executive Vice President and Chief Operating Officer
Cornelius T. Klerk	52	Chief Financial Officer
Jon N. Bengtson	62	Director, Chairman of the Board
Louis J. Phillips	68	Director
Larry Tuntland	66	Director
David R. Grundy	56	Director
Douglas M. Hayes	62	Director
Pete Cladianos III	47	Director

Set forth below are descriptions of the backgrounds of the executive officers and their principal occupations for at least the past five years. Each of the executive officers will remain officers until consummation of the merger with Herbst. We are not aware of any family relationships between any of the foregoing executive officers or between any executive officer and any director.

Ferenc B. Szony was appointed as our President and Chief Executive Officer and a director of the Company in December 1997. From June 1981 to March 1997, Mr. Szony served in several executive positions within the Hilton Hotel Corporation, last serving as President of the Reno Hilton Resort from November 1994 to March 1997. Mr. Szony was an independent gaming consultant just prior to starting with us.

Robert Medeiros was appointed as an officer of the Company in June 2002 and currently serves as our Chief Operating Officer, a position he has held since June 2002, and an Executive Vice President, a position he has held since April 1, 2005. From May 2004 to March 2005, Mr. Medeiros also served as our Chief Financial Officer. From June 1998 through May 2002, prior to the Company’s acquisition of Gold Ranch Casino and RV Resort, Mr. Medeiros served as its General Manager and was a shareholder. From July 1987 until June 1998, Mr. Medeiros served as a gaming industry lender and in other commercial lending capacities for Wells Fargo and First Interstate Bank.

Cornelius T. Klerk was appointed as our Chief Financial Officer in March 2005. From August 2004 to March 2005, Mr. Klerk served as Chief Financial Officer of Game Tech International, Inc., a public company engaged in the design and manufacture of electronic bingo devices. From July 2003 until July 2004, Mr. Klerk served as the Vice President of Finance for Aristocratic Technologies, Inc. the Americas Division of Aristocrat Leisure Limited, an Australian public company that designs and manufactures electronic gaming devices. In addition from July 2000 until June 2003, Mr. Klerk served as Vice President—Finance of Silverton Hotel Casino in Las Vegas, private hotel casino operator. With over 28 years in the gaming entertainment industry, his past experience includes financial management positions with Harrah’s Entertainment and Hilton Hotels Corporation.

Set forth below are descriptions of the backgrounds of the directors and their principal occupations for at least the past five years. Each director’s term will expire on the date of the merger with Herbst. We are not aware of any family relationships between any of the foregoing executive officers or between any executive officer and any director.

Jon N. Bengtson has been a director of the company since August 1984 and has served as Chairman of the Board of Directors since December 2002. Since December 1993, Mr. Bengtson has been employed by Radica Games, Limited in various positions and has served as Chairman of the board of directors of Radica since

January 1996. Radica is an electronic toy manufacturer. Additionally, from January 1998 to October 2001, Mr. Bengtson held various positions with Sharegate, Inc., a telecommunications company, including director and Chief Financial Officer. From January 1996 to January 1998, Mr. Bengtson served as Executive Vice President and Chief Operating Officer of the Company. Mr. Bengtson currently serves as Chairman of the board of directors and Chairman of the Audit Committee of Altair Nanotechnologies, Inc., a developer of nano-materials and nano-based products. Radica Games, Limited and Altair Nanotechnologies, Inc. are both public companies.

Louis J. Phillips has served as our director and management consultant since May 1998. Since 1995, Mr. Phillips has served as a faculty member of the University of Nevada, Reno Executive Development Program. At the University of Nevada, he was the first Mead Dixon Distinguished Professor of Management. Mr. Phillips has spent much of his career as a senior gaming industry executive. At Harrah’s Entertainment, Inc., he served in several capacities from 1982 to 1995, last as President and Chief Operating Officer of Harrah’s Nevada. From January 2000 to June 2000, Mr. Phillips served as interim Chief Executive Officer with Viejas Enterprises in San Diego, California, which operated, among other things, a casino on Native American land. Mr. Phillips has worked in both the private and public sectors and in academia.

Larry Tuntland has served as our director since March 1999. Mr. Tuntland has also served, since January 14, 1998, on the board of directors of Media West-RNI, Inc. (a subsidiary of Gannett Newspapers) and since October 1999, has been a member of the Community board of Wells Fargo Bank of Nevada. Mr. Tuntland was a director of Norwest Bank of Nevada from June 1997 until October 1999. Mr. Tuntland had a 36-year career with First Interstate Bank, leaving in September 1996, last serving in the capacity of President.

David R. Grundy has served as our director since August 2002. Mr. Grundy is an attorney, practicing primarily in the fields of litigation and business law in Reno, Nevada, with the firm of Lemons, Grundy & Eisenberg. Mr. Grundy has been a principal owner of the firm since 1981, and has served as its president since 1994. From 1997 to 2002, Mr. Grundy served as Chairman of the board of Prospector Gaming Enterprises, Inc., which operated the Gold Ranch Casino west of Reno until its acquisition by us. Mr. Grundy currently serves on the board of ALPS Corporation, a holding company which includes as its largest subsidiary a lawyers’ liability insurance company.

Douglas M. Hayes has served as our director since November 2003. Mr. Hayes has been President of Hayes Capital Corporation, an investment banking company, since 1997. Mr. Hayes has held Managing Director positions with A.G. Becker & Co. (1974-1984), Merrill Lynch Capital Markets (1984-1986), and Donaldson, Lufkin & Jenrette (1986-1997). Mr. Hayes currently serves on the boards of Reliance Steel & Aluminum Co., a metals producer company, and Circor International, Inc., a producer of fabricated products; both of which are public companies.

Pete Cladianos III has served as our director since November 1985. Mr. Cladianos is Secretary of the Company, a position he has held since August 1984. He served as our Executive Vice President from January 1996 to November 1998. In May 2003, Mr. Cladianos received his Juris Doctorate degree from the University of the Pacific, McGeorge School of Law. Since December 2003, Mr. Cladianos has been associated with the law firm of Zeh, Saint-Aubin & Spoo.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Company has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934, as amended. The company’s Audit Committee is comprised as follows: Douglas M. Hayes, Larry Tuntland and David R. Grundy, each of whom satisfy the “independence” requirements of NASDAQ and the SEC and the other requirements specified in the Audit Committee Charter, including the ability to read and understand fundamental financial statements. The board of directors has determined that Mr. Hayes is a financial expert within the meaning of the SEC rules and has the financial sophistication required by NASDAQ.

The Board of Directors annually review the independence of the company’s Audit Committee members in view of the NASDAQ’s listing standards’ and the Securities and Exchange commission’s (“SEC”) definitions of independence for audit committee members.

The members of the Audit Committee are not engaged in the accounting or auditing profession and, consequently, are not experts in the matters involving auditing or accounting. In the performance of their duties, the members of the Audit Committee necessarily relied upon the information, opinions, reports and statements presented to them by management.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, “Insiders”), to file initial reports of ownership and reports of changes in ownership with the SEC and the NASDAQ stock market. Insiders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of copies of such forms received by us with respect to fiscal 2006 or representations from certain reporting persons, the insiders complied with all Section 16(a) filing requirements.

Independence

The board of directors has determined that each of Jon N. Bengtson, David R. Grundy, Douglas M. Hayes, Louis J. Phillips and Larry Tuntland are independent under the NASDAQ listing requirements.

Code of Ethics

We have a code of business conduct and ethics for officers, employees and directors, which is available to any person upon request made to Pete Cladianos III, Secretary of The Sands Regent, 345 North Arlington Avenue, Reno, Nevada, 89501. The code summarizes the compliance and ethical standards and expectations we have for all of our officers, directors and employees, including our CEO and senior financial officers, with respect to their conduct in connection with our business. Our code of business conduct and ethics constitutes our code of ethics within the meaning of Section 406 of the Sarbanes Oxley Act of 2002. We intend to disclose future amendments to or waivers of certain provisions of our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, controller and persons performing similar functions on our website at www.sandsregency.com as required by the SEC.

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth information regarding annual and long-term compensation for services rendered to the Company during the fiscal years ended June 30, 2006, 2005 and 2004 by the Company’s Chief Executive Officer and the four most highly compensated executive officers of the company who received annual compensation exceeding $100,000 during such periods (collectively, the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus		Securities Underlying Options	Restricted Stock Awards (4)	All Other Compensation
Ferenc B. Szony	2006	$370,000	$—	(1)	—	—	—	(7)
President and Chief Executive Officer	2005	370,000	99,160	(2)	—	10,000	—
	2004	370,000	220,000	(3)	—	—	33,800	(5)

Robert Medeiros	2006	190,000	—	(1)	—	—	—	(7)
Executive Vice President and	2005	190,000	50,920	(2)	—	5,000	624	(6)
Chief Operating Officer	2004	178,366	125,000	(3)	60,000	—	1,320	(6)

Cornelius T. Klerk	2006	170,000	—	(1)	—	—	—	(7)
Chief Financial Officer	2005	N/A	N/A		35,000	5,000
	2004	N/A	N/A		N/A	N/A

(1)	Messrs Szony, Medeiros and Klerk’s bonus for 2006 was based upon fiscal 2006 performance. Amounts have not been determined by the Board of Directors at the time of filing the Form 10-K.
(2)	Messrs Szony and Medeiros’ bonus for 2005 was based upon fiscal 2005 performance. Amount includes $19,832 and $10,184 to be paid in August 2006 and August 2007, provided they are still employed by the Company.
(3)	Messrs. Szony and Medeiros’ bonus for 2004 was based on fiscal 2004 performance. Amount includes $40,000 and $25,000 paid in August 2005 and August 2006, provided they are still employed by the Company.
(4)	Represents restricted shares granted on September 1, 2005 to Messrs. Szony, Medeiros, and Klerk, with a market value on the date of grant of $100,000, $50,000 and $50,000, respectively.
(5)	Represents an automobile purchased for Mr. Szony by the Company.
(6)	Represents amount treated as compensation on an automobile provided to Mr. Medeiros and leased by the Company.
(7)	Restricted shares for 2006 for executive officers had not been determined by the Board of Directors at the time of filing the Form 10-K.

Option Grants in Last Fiscal Year

No options were granted to the executive officers during fiscal year ended June 30, 2006.

Stock Options Exercised in the Last Fiscal Year and Fiscal Year-end Option Values

The following table sets forth information with respect to each named officer concerning the exercise of options during fiscal 2006 and, based upon the fair market value of our common stock as of June 30, 2006, stock options held as of the end of fiscal 2006.

Name	Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In- the-Money Options at Fiscal Year End (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ferenc B. Szony	—	—	250,000	—	$3,293,800	$—
Robert Medieros	10,000	70,500	125,000	45,000	1,319,450	399,750
Pete Cladianos III	10,000	82,200	—	—	—	—
Cornelius T. Klerk	—	—	8,750	26,250	33,162	99,487

(1)	Determined by calculating the spread between the fair market value of our common stock on the date of exercise and the exercise price of the options.
(2)	Based on the closing sales price of our common stock ($10.00) on NASDAQ on June 30, 2006, minus the exercise price of the in-the-money options, multiplied by the number of shares to which the in-the-money option relates.

EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Mr. Ferenc B. Szony entered into an employment agreement with The Sands Regent on June 22, 2005, pursuant to which Mr. Szony agreed to serve as our President and Chief Executive Officer. The agreement became effective April 1, 2005 and supersedes all prior agreements. The agreement will remain in effect until Mr. Szony’s employment is terminated or as mutually agreed by the parties. Under the terms of the agreement, Mr. Szony is paid a base salary of $370,000 per annum, to be reviewed and adjusted annually by the Compensation Committee of the board of directors, but not less than $370,000. Mr. Szony is also eligible to receive an annual bonus pursuant to the Company’s management bonus program as set annually and is entitled to participate, at the discretion of the Compensation Committee, in the Company’s equity incentive plan.

The agreement with Mr. Szony also provides that his employment may be terminated by us for reasons of death, disability, or cause (as defined in the employment agreement) or by Mr. Szony upon 90 days notice. In addition, the Company may terminate the agreement for any reason or for no reason upon written notice of termination. In the event of termination by the Company (other than for cause) or termination due to disability, compensation will continue to be paid to Mr. Szony for twelve months. In the event of a change of control, Mr. Szony’s employment and this agreement will be extended for two years from the date of the change of control.

Mr. Robert Medeiros entered into an employment agreement with the Company on June 22, 2005, pursuant to which Mr. Medeiros agreed to serve as our Executive Vice President and Chief Operating Officer. The agreement became effective on April 1, 2005 and supersedes all prior agreements. The agreement will remain in effect until Mr. Medeiros’ employment is terminated or as mutually agreed by the parties. Under the terms of the agreement, Mr. Medeiros is paid a base salary of $190,000 per annum, to be reviewed and adjusted annually by the board of directors, but not less than $190,000. Mr. Medeiros is also eligible to receive an annual bonus pursuant to the Company’s management bonus program as set annually by the Compensation Committee and is entitled to participate, at the discretion of the Compensation Committee, in the Company’s equity incentive plan.

The agreement with Mr. Medeiros also provides that his employment may be terminated for reasons of death, disability, or cause (as defined in the employment agreement) or by Mr. Medeiros upon 90 days notice. In addition, the Company may terminate the agreement for any reason or for no reason upon written notice of termination. In the event of termination by the Company (other than for cause) or termination due to disability, compensation will continue to be paid to Mr. Medeiros for twelve months. In the event of a change of control, Mr. Medeiros’ employment and this agreement will be extended for two years from the date of the change of control.

Mr. Cornelius T. Klerk joined the Company in March 2005, as its Chief Financial Officer. The employment agreement became effective on February 13, 2006, and supersedes all prior agreements. The agreement will remain in effect until Mr. Klerk’s employment is terminated or as mutually agreed by the parties. Under the terms of the agreement, Mr. Klerk is paid a base salary of $170,000 per annum, to be reviewed and adjusted annually by the board of directors, but not less than $170,000. Mr. Klerk is also eligible to receive an annual bonus pursuant to the Company’s management bonus program as set annually by the Compensation Committee and is entitled to participate, at the discretion of the Compensation Committee, in the Company’s equity incentive plan.

The agreement with Mr. Klerk also provides that his employment may be terminated for reasons of death, disability, or cause (as defined in the employment agreement) or by Mr. Klerk upon 90 days notice. In addition, the Company may terminate the agreement for any reason or for no reason upon written notice of termination. In the event of termination by the Company (other than for cause) or termination due to disability, compensation will continue to be paid to Mr. Klerk for twelve months. In the event of a change of control, Mr. Klerk’s employment and this agreement will be extended for two years from the date of the change of control.

In May 2006, we entered into change in control bonus agreements with each of Messrs. Szony, Medeiros and Klerk. Pursuant to such agreements, Messrs. Szony, Medeiros and Klerk will be entitled to receive a cash bonus of $200,000, $150,000 and $150,000, respectively, within 10 days following the consummation of the merger. Each executive’s right to receive his bonus is subject to his continued employment with us through consummation of the merger, unless he is terminated earlier with “Cause”.

For purposes of the change in control bonus agreements, “Cause” means:

•	The executive’s material breach of a fiduciary obligation to us;

•	The executive’s material violation of the Sands board Policy Manual;

•	The executive’s material breach of his existing employment agreement including, without limitation, continual failure to perform substantially his duties with us, excessive absenteeism or dishonesty;

•	The executive’s arrest or indictment for, or written confession of, a felony or any crime involving moral turpitude under the laws of the United States;

•	The executive’s death;

•	A declaration by a court that the executive is mentally incompetent to manage his business affairs; or

•	The filing of any petition or other proceeding seeking to find the executive bankrupt or insolvent.

Special Committee for Analysis of Offer

In February, 2006, the Board of Directors was contacted about a potential purchase by Herbst. The board created a new Special Committee whose sole purpose was to evaluate the offer and make recommendations to the Board. Once the recommendations were submitted and a decision was made by the Board, the committee was to be disbanded. The committee was in existence a total of 4 months from February 2006 to May 2006. The Board appointed three members: Doug Hayes as head of committee with Dave Grundy and Larry Tuntland as members. The Board recommended that for the services of the committee each member would be paid $1,500 per month.

Compensation of Directors

Ferenc B. Szony, our President and CEO, does not receive compensation for his services as director. Pete Cladianos III serves as the Company’s Secretary, and receives compensation of $23,000 per annum plus benefits for such services and does not receive compensation for his service as a director.

The directors who are not employees of the Company (“Independent Directors”) receive as compensation the following:

•	an annual stipend of $5,000, payable in quarterly installments;

•	an additional $5,000 per year, payable in quarterly installments for service as Chairman of the board;

•	an additional $4,000 per year, payable in quarterly installments, for service on a committee of the board; and

•	an additional $2,500 for attendance at each quarterly board of directors meeting.

•	an additional $1,500 per month for members of the Special Committee (lasting 4 months)

The independent directors are also reimbursed for travel and related and expenses incurred in serving as a director. In the fiscal year ended June 30, 2006, Jon N. Bengtson, Louis J. Phillips, Larry Tuntland, David R. Grundy, and Douglas M. Hayes were paid $24,000, $24,000, $23,000, $23,000 and $23,000, respectively in director’s fees. Mr. Phillips also serves as a consultant for the Company for which he was paid $4,000 in fiscal 2005.

Separate and apart from the fees regularly earned above, Messrs, Hayes, Grundy and Tuntland also received a total of $6,000, $6,000 and $6,000 while serving on the Special Committee.

Pete Cladianos III is an “at will” employee of the Company and received $23,000 in compensation as well as $5,100 in insurance benefits.

Our 2004 Equity Incentive Plan provides for the grant of restricted shares or non-qualified stock options to Independent Directors. Upon initial election or appointment as an Independent Director, the board may grant restricted stock or stock options of up to 25,000 shares. Thereafter, on the date of the each annual meeting of shareholders, each Independent Director receives a grant of restricted shares or stock options at an amount to be determined. All restricted shares and stock options granted vest in full on the first anniversary of the grant date. On November 1, 2004, the date of our 2004 annual meeting, each of Messrs. Bengtson, Phillips, Tuntland, Grundy, and Hayes each received a grant of 7,500 options to purchase common stock at an exercise price of $9.75 per share, the closing price on that date. On November 5, 2005, each re-elected Independent Director received 3,500 shares of restricted stock on the date of the 2005 annual meeting, which shares will vest in full on the one-year anniversary of the grant date.

Compensation to Chief Executive Officer

During the fiscal year ended June 30, 2005, the compensation of our Chief Executive Officer, Ferenc B. Szony, was a base salary of $370,000, pursuant to his employment agreement. Under our 2005 bonus program, Mr. Szony was also eligible to receive an annual base bonus of 40% of his base salary in the event we attained a certain level of income from operations, which could be increased by up to 200% if we achieved certain higher levels. In fiscal 2005, Mr. Szony earned a partial $99,160 performance bonus based primarily upon our financial performance. Factors considered by the Compensation Committee in awarding a partial bonus included the size of the shortfall to the overall operating target, the status of pending acquisitions, and other strategic accomplishments. For the foregoing reasons, the bonus paid to our President and CEO was 67% of his specified standard bonus opportunity. The 2005 bonus was payable in installments, with $50,920 paid in August 2005, and the balance of $39,664 payable in two installments, August 2006 and 2007, and conditioned upon Mr. Szony’s continued employment on such dates. In addition, on September 1, 2005, Mr. Szony was granted 10,000 shares of restricted stock, which vests 25% per year over four years and with a market value of $100,000 on the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of our Compensation and Governance Committee are David R. Grundy, Larry Tuntland, and Louis J. Phillips. None of such persons is an officer or employee of the Company or any of our subsidiaries. During fiscal 2006, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our Compensation and Governance Committee.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Refer to Item 5, Market for the Registrant’s Common Stock and Related Shareholder Matters in this report.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 14, 2006, the record date, with respect to the beneficial ownership of our voting and equity securities by the following individuals or groups:

•	each person who is known by us to own beneficially more than 5% of our outstanding common stock;

•	each of our directors,

•	our Chief Executive Officer and our four most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of our last completed fiscal year;

•	an individual that served as an executive officer during our last completed fiscal year; and

•	all of our directors and executive officers as a group.

The percentage of beneficial ownership is based on 7,156,801 shares of commons stock having the right to cast votes outstanding as of the record date. Shares not outstanding but deemed beneficially owned by a person or group by virtue of the right of that person or group to acquire them within 60 days, whether by the exercise of options or warrants, are deemed outstanding in determining the number of shares beneficially owned by the person or group. Unless otherwise indicated, each of the stockholders named in the tables has sole voting and dispositive power with respect to the shares shown as beneficially owned by such stockholder.

Beneficial Owner	Shares Held of Record	Stock Equivalents Exerciseable w/i 60 days	Shares Beneficially Owned	Percent Beneficially Owned
Executive Officers and Directors

Jon N. Bengtson (1)	3,502	30,000	33,502	*

Louis J. Phillips (1)	3,500	55,000	58,500	*

Larry Tuntland (1)	3,500	55,000	58,500	*

David R. Grundy (1)	3,500	22,500	26,000	*

Doug Hayes (1)	8,500	17,500	26,000	*

Ferenc B. Szony (1)(2)(5)	10,000	250,000	260,000	3.63%

Pete Cladianos III (4)	—	—	16,909	*

Robert J. Medeiros (1)(2)(5)	10,000	125,000	135,000	1.89%

Cornelius Klerk (1)(2)(5)	5,000	8,750	13,750	*

All executive officers and directors as a group (9 persons)			628,161	8.78%

Beneficial Owner	Shares Held of Record	Stock Equivalents Exerciseable w/i 60 days	Shares Beneficially Owned	Percent Beneficially Owned

5% Beneficial Holders

Pete Cladianos, Jr. (3) 345 N. Arlington Ave. Reno, Nevada 89501	855,709	—	855,709	11.96%

Deborah Lundgren (5) c/o Doug Damon, CPA 5301 Longley Lane, Bldg. D-142 Reno, Nevada 89511	758,324	—	758,324	10.60%

David Belding (6) P.O. Box 19278 Jean, Nevada 89019	668,711	44,186	712,897	9.90%

*	Less than 1%
(1)	Includes 30,000, 55,000, 22,500, 17,500, 250,000, 125,000 and 8,750 shares subject to options, which are presently exercisable or exercisable within 60 days of September 14, 2006 by Messrs. Jon N. Bengtson, Louis J. Phillips, Larry Tuntland, David R. Grundy, Doug Hayes, Ferenc B. Szony, Robert J. Medeiros and Cornelius Klerk respectively. Also included are 3,500, 3,500, 3,500, 3,500, 3,500, 10,000, 5,000 and 5,000 of unvested restricted shares held by Messrs. Bengtson, Phillips, Tuntland, Grundy, Hayes, Szony, Medeiros and Klerk. Restricted stock granted on September 1, 2005 to Messrs. Szony, Medeiros and Klerk had a market value at the date of grant of $100,000, $50,000, and $50,000, respectively. The stock vests 25% per year on the anniversary of the date of the grants. Messrs. Bengtson, Medeiros and Hayes personally hold additional shares in the amount of 2, 5,000 and 5,000.
(2)	This individual is also an executive officer of the Company.
(3)	Includes shares held in trusts for the benefit of Pete Cladianos III, Antonia Cladianos II, Leslie Cladianos, and Allison Cladianos. Mr. Cladianos, as trustee for such trusts, exercises sole voting and investment power.
(4)	Includes 16,909 shares in a trust for the benefit of Bradley Cladianos, son of Pete Cladianos III.
(5)	Represents shares held by Ms. Lundgren and in various trusts for the benefit of her children as to which Ms. Lundgren is the trustee. Ms. Lundgren is the daughter of Katherene Latham, former Chairman of the board of directors, and niece of Pete Cladianos, Jr., former Vice Chairman of the board of directors.
(6)	Based on Schedule 13G dated March 25, 2004 as revised for debt to equity conversions by Mr. Belding. Mr. Belding currently owns 668,711 shares of company common stock. The table includes an additional 44,186 shares of common stock deemed beneficially owned by Mr. Belding through his ownership of debt convertible into 77,301 shares of common stock and a warrant to purchase 100,000 shares of common stock. If Mr. Belding converted all such shares and exercised such warrant, he would hold 11.54% of outstanding shares; however, he is limited by agreement to ownership of not more than 9.9% of the Company’s outstanding shares.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pete Cladianos Jr. is paid $75,000 per annum under his employment contract as well as $750 for insurance benefits. The Company also provides office space and administrative support for Mr. Cladianos.

With the exception of the above, the Company has had no transaction since the beginning of its last fiscal year with any director, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $60,000.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed by Deloitte & Touche LLP, our independent public accountants, with respect to the years ended June 30, 2006 and June 30, 2005 were as follows:

	Year Ended June 30, 2006	Year Ended June 30, 2005
Audit Fees(1)	$194,908	$127,100
Audit-Related Fees(2)	—	—
Tax Fees	—	—
All Other Fees(3)	180,000	—

Total Fees	$374,908	$184,100

(1)	Aggregate fees billed for professional services for the audit of annual financial statements and review of Quarterly Reports on form 10-Q.
(2)	Accounting and reporting advisory services related to regulatory filings and acquisition activities.
(3)	Aggregate fees associated with special reviews by the Company’s Audit Committee and restated 10-Q’s.

The Audit Committee has reviewed the non-audit services provided by Deloitte & Touche LLP and determined that the provision of these services during fiscal 2006 is compatible with maintaining Deloitte & Touche LLP’s independence.

Pre-Approval Policy. The Audit Committee pre-approves all audit and permissible non-audit fees.

Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Deloitte & Touche LLP was approved in advance by our Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements of the Company

Included in Part II of this Report:

(a) (2)    Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Allowance for doubtful accounts receivable

Year Ended	Balance at Beginning of Year	Charges to Costs and Expenses	Deductions	Balance at End of Year
June 30, 2006	$19	$97	$(43)	$73
June 30, 2005	32	66	(79)	19
June 30, 2004	61	56	(85)	32

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions of are inapplicable and therefore have been omitted or the information is presented in the Consolidated Financial Statements or related notes.

(a)(3)    Exhibits

2.10	Asset Purchase Agreement dated as of December 27, 2001, by and between Prospector Gaming Enterprises, Inc., a Nevada corporation, and Last Chance, Inc., a Nevada corporation. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

2.20	Stock Purchase Agreement by and among Alliance Gaming Corporation, APT Games, Inc., and The Sands Regent dated December 5, 2003 (incorporated by reference to Sands’ on Form 10-Q for the quarter ended December 31, 2003).*

2.30	Asset Purchase Agreement by and between Dayton Depot dba Depot Casino, Redhawk Ventures, LLC, dba Redhawk Sports Bar and the Wandler Family Trust, Cletus F. Wandler and Georgette Wandler, Stags Leap Partners, LLC, and Dayton Gaming, Inc., and The Sands Regent. (Incorporated by reference from the Company’s Form 8-K dated February 25,2005).*

2.40	Agreement and Plan of Merger, dated as of May 16, 2006 by and among The Sands Regent, Herbst Gaming, Inc. and HGI-Casinos, Inc. (incorporated by reference to Form 8-K filed by the Company on May 17, 2006).*

3.10	Restated Articles of Incorporation of the Company (Exhibit 3(a) to the Company’s Registration Statement (Registration No. 2-93453) on Form S-1).*

3.20	Certificate of Amendment to the Restated Articles of Incorporation of the Company, dated November 2, 1987 (Exhibit 4(a) to the Company’s Form 10-Q for the quarter ended December 31, 1987).*

3.30	Certificate of Correction Pursuant to NRS 78.0295 of the Company, dated August 18, 2000 (Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended September 30, 2000).*

3.40	Amended and Restated Bylaws of the Company, as amended, dated April 29, 1985, (Exhibit 3(b) to the Company’s Form 10-K for the fiscal year ended June 30, 1985).*

3.50	Resolution of Amendment to the Bylaws of the Company, dated November 2, 1987 (Exhibit 4(b) to the Company’s Form 10-Q for the quarter ended December 31, 1987).*

3.60	Certificate of Amendment of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, dated January 10, 1996 (Exhibit 3(b)(iii) to the Company’s Form 10-K for the fiscal year ended June 30, 1996).*

3.70	Amendment to Section 4.15 of Article IV of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, dated February 11, 2002. (Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended March 31, 2002).*

3.80	Amendment to Section 5.01 of Article V of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, Regarding Officer Requirements, effective as of August 20, 2002.*

3.90	Amendment to Section 5.09 of Article V of the Amended and Restated Code of Bylaws, as amended, of The Sands Regent, a Nevada corporation, regarding Duties of Treasurer, effective as of August 20, 2002.*

4.10	Secured Convertible Note dated as of March 25, 2004, by and among The Sands Regent and David R. Belding (Incorporated by reference from the Company’s Current Report on Form 8-K, filed March 29, 2004, File No. 000-14050).*

4.20	Warrant to Purchase Common Stock dated as of March 25, 2004, by and among The Sands Regent and David R. Belding (Incorporated by reference from the Company’s Current Report on Form 8-K, filed March 29, 2004, File No. 000-14050).*

4.30	Matters Relating to Accountants and Financial Statements (Incorporated by reference from the Company’s Form 8-K, filed May 8, 2006).*

10.01	Second Amended and Restated Stock Option Plan for Executive and Key Employees of The Sands Regent, dated November 6, 2000 (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2000).*

10.02	Non-Qualified Stock Option Agreement, dated May 11, 1998, by and between Louis J. Phillips and The Sands Regent. (Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended June 30, 1998).*

10.03	Form of Indemnity Agreement for Directors and Officers of the Company (Exhibit 10(f) to the Company’s Form 10-K for the fiscal year ended June 30, 1988).*

10.04	Equity Incentive Plan of 2004. (Incorporated by reference from the Company’s Form 8-K, filed November 5, 2004).*

10.05	Secured Promissory Note, dated June 1, 2002, by and between Last Chance, Inc. and Prospector Gaming Enterprises, Inc.*

10.06	Executive Bonus Agreement, dated January 3, 2001, by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent (Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 2001).*

10.07	Gold Ranch Casino Lease, dated as of December 27, 2001, by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C., a Nevada limited liability company (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.08	Amendment to Lease (Gold Ranch Casino Lease, dated December 27, 2001), dated May 31, 2002 by and between Last Chance, Inc., Prospector Gaming Enterprises, Inc. and Target Investments, L.L.C.*

10.09	Option to Purchase the Gold Ranch Casino Property and Improvements, The Leach Field Property, the Frontage Parcel, the California Lottery Station and the California Lottery Property, and the Right of First Refusal, dated as of December 27, 2001, by and among Prospector Gaming Enterprises, Inc., Target Investments, L. L. C. and Last Chance, Inc. (Exhibit 10.2 on the company’s Current Report on Form 8-K, filed January 10, 2002).*

10.10	Member’s Interest Purchase and Sale Agreement, dated as of December 27, 2001, by and among Peter and Turkey Stremmel, husband and wife, Steve and Henrietta Stremmel, husband and wife, and Last Chance, Inc. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.11	Option to Purchase All Assets of Gold Ranch RV Resort Business and Right of First Refusal, dated as of December 27, 2001, by and between Gold Ranch RV Resort, LLC, a Nevada limited liability company, and Last Chance, Inc. (Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.12	Gold Ranch RV Resort Management Agreement, dated as of December 27, 2001 by and between Gold Ranch RV Resort, LLC, a Nevada limited liability company, and Last Chance, Inc. (Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.13	Option to Purchase the RV Park Property and Right of First Refusal, dated as of December 27, 2001, by and between Prospector Gaming Enterprises, Inc. and Last Chance, Inc. (Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed January 10, 2002).*

10.14	Agreement, dated as of May 24, 2002, by and between Prospector Gaming Enterprises, Inc., California Prospectors, Ltd., a Nevada limited liability company, Target Investments, LLC, Gold Ranch RV Resort, LLC, Stremmel Capital Group, Ltd., a Nevada limited liability company, Steve Stremmel and Peter Stremmel, last chance, Inc., and The Sands Regent. (Exhibit 10.7 to the company’s current Report on Form 8-K, filed June 14, 2002).*

10.15	Employment Agreement, dated as of April 1, 2005, by and between Robert J. Medeiros (as Chief Operating Officer) and The Sands Regent.*

10.16	Employment Agreement, dated April 1, 2005 by and between Ferenc B. Szony (as President and Chief Executive Officer) and The Sands Regent .*

10.17	Management Agreement, dated as of May 31, 2002, by and between Prospector Gaming Enterprises, Inc., and Last Chance Inc.*

10.18	Stock and Warrant Purchase Agreement dated as of March 25, 2004, by and among The Sands Regent and David R. Belding (Incorporated by reference from the Company’s Current Report on Form 8-K, filed March 29, 2004).*

10.19	Security Agreement dated as of March 25, 2004, by and among Last Chance, Inc., The Sands Regent and David R. Belding (Incorporated by reference from the Company’s Current Report on Form 8-K, filed March 29, 2004).*

10.20	Credit Agreement by and among The Sands Regent, Inc., Last Chance, Inc., Zante, Inc., the Lenders named therein and Wells Fargo Bank, N.A. dated April 2, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*

10.21	Subordinated Promissory Note by and among The Sands Regent and Alliance Gaming Corporation dated May 3, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*

10.22	Supply Agreement by and among Bally Gaming, Inc. and The Sands Regent dated May 3, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*

10.23	Security Agreement by and among The Sands Regent, Last Chance, Inc. and Zante, Inc. and Wells Fargo Bank, N.A. dated May 3, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*

10.24	Pledge Agreement by and among The Sands Regent and Wells Fargo Bank, N.A. dated May 3, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*

10.25	Subordination Agreement by and among Alliance Gaming Corporation and Wells Fargo Bank, N.A. dated May 3, 2004. (Incorporated by reference from the Company’s Form 8-K, filed May 11, 2004).*

10.26	Form of Stock Purchase Agreement (Incorporated by reference from the Company’s Form 8-K, filed November 12, 2004).*

10.27	Form of Warrant. (Incorporated by reference from the Company’s Form 8-K, filed November 12, 2004).*

10.28	Amended and Restated Credit Agreement among The Sands Regent, Inc., Last Chance, Inc., Zante, Inc., Plantation Investments, Inc. the Lenders and Wells Fargo Bank, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender dated as of September 1, 2005. (Incorporated by reference from the Company’s Form 8-K, filed September 7, 2005).*

10.29	Form of Restricted Share Agreement (Incorporated by reference from the Company’s Form 8-K, filed September 7, 2005).*

10.30	Contract for the Sale of State of Nevada Property (Incorporated by reference from the Company’s Form 8-K, filed December 2, 2005).*

10.31	Employment agreement, dated February 13, 2006 by and between Cornelius T. Klerk (as Chief Financial Officer) and The Sands Regent (Incorporated by reference from the Company’s Form 8-K, filed February 14, 2006).*

10.32	Contract to purchase additional property for Rail City expansion (incorporated by reference to Form 8-K filed by the Company on March 21, 2006).*

10.33	Proxy and Voting Agreement dated as of May 16, 2006 by and among Herbst Gaming, Inc., HGI-Casinos, Inc. and the other signatories thereto (incorporated by reference to Form 8-K filed by the Company on May 17, 2006).

10.34	Change in Control Bonus Agreement, dated as of May 23, 2006, by and between The Sands Regent and Ferenc B. Szony (Incorporated by reference from the Company’s Form 8-K, filed May 30, 2006).*

10.35	Change in Control Bonus Agreement, dated as of May 23, 2006, by and between The Sands Regent and Rob Medeiros (Incorporated by reference from the Company’s Form 8-K, filed May 30, 2006).*

10.36	Change in Control Bonus Agreement, dated as of May 23, 2006, by and between The Sands Regent and Cornelius T. Klerk (Incorporated by reference from the Company’s Form 8-K, filed May 30, 2006).*

21	Subsidiaries.**

31	Rule 13a - 14(a)/15d – 14(a) Certifications.**

32	Section 1350 Certifications.**

*	Incorporated by reference.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SANDS REGENT

Date: October 25, 2006	By:	/s/ FERENC B. SZONY
Ferenc B. Szony
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JON N. BENGTSON Jon N. Bengtson	Chairman of the Board	October 25, 2006

/s/ LOUIS J. PHILLIPS Louis J. Phillips	Director	October 25, 2006

/s/ LARRY TUNTLAND Larry Tuntland	Director	October 25, 2006

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	October 25, 2006

/s/ DAVID R. GRUNDY David R. Grundy	Director	October 25, 2006

/s/ PETE CLADIANOS III Pete Cladianos III	Director & Secretary	October 25, 2006

/s/ ROBERT J. MEDEIROS Robert J. Medeiros	Chief Operating Officer	October 25, 2006

/s/ CORNELIUS T. KLERK Cornelius T. Klerk	Chief Financial Officer	October 25, 2006