Form 10-Q
period 2006-09-30
SANDS REGENT
filed 2006-11-14
CIK 753899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

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

On November 6, 2006, the registrant had outstanding 7,156,801 shares of its common stock, $.10 par value.

THE SANDS REGENT

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1	Financial Statements

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months ended September 30,
	2006	2005
	(in thousands except per share data)
Operating Revenues
Gaming	$14,215	$13,420
Lodging	3,458	3,187
Food and beverage	3,541	3,046
Fuel and convenience store	6,418	5,964
Other	494	503

Gross revenues	28,126	26,120
Less promotional allowances	2,262	1,988

Net revenues	25,864	24,132

Operating Expenses
Gaming	5,621	5,293
Lodging	1,119	1,074
Food and beverage	2,331	2,079
Fuel and convenience store	6,128	5,738
Other	205	165
Maintenance and utilities	1,833	1,575
General and administrative	4,292	3,382
Depreciation and amortization	1,935	1,650
Loss (gain) on disposition of property and equipment	10	(9)

	23,474	20,947

Income from operations	2,390	3,185

Interest expense, net of capitalized interest	(662)	(428)

Income before income tax provision	1,728	2,757
Income tax provision	(660)	(933)

Net income	$1,068	$1,824

Net Income Per Share
Basic	$0.15	$0.26
Diluted	$0.14	$0.24
Weighted Average Shares Outstanding
Basic	7,140	6,996
Diluted	7,695	7,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2006	June 30, 2006
	(in thousands except per share data)
ASSETS
Current Assets
Cash and cash equivalents	$7,606	$6,774
Accounts receivable, net	1,714	1,141
Inventories	622	669
Federal income tax receivable	—	343
Prepaid expenses and other current assets	1,988	2,211

Total current assets	11,930	11,138

Property and Equipment
Land	14,576	14,576
Buildings and improvements	47,604	47,243
Equipment, furniture and fixtures	33,439	32,470
Leasehold improvements	178	178
Construction in progress	3,487	1,055

Total property and equipment	99,284	95,522
Less accumulated depreciation and amortization	50,214	48,502

Property and equipment, net	49,070	47,020

Other Assets
Goodwill	33,295	33,295
Other intangibles	11,999	12,031
Other	865	922

Total other assets	46,159	46,248

Total assets	$107,159	$104,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,593	$4,726
Accrued salaries, wages, and benefits	2,636	2,521
Other accrued expenses	1,877	1,987
Federal income tax payable	59	—
Deferred federal income tax liability	233	235
Current maturities of long-term debt	4,472	4,338

Total current liabilities	13,870	13,807
Long-term debt	26,315	25,110
Deferred federal income tax liability	2,960	2,700

Total liabilities	43,145	41,617

Stockholders’ Equity
Common stock; $0.10 par value; 20,000,000 shares authorized; shares issued and outstanding: 9,559,801 at September 30, 2006 and 9,529,391 at June 30, 2006	956	953
Additional paid-in capital	28,236	28,082
Retained earnings	57,180	56,112

	86,372	85,147
Treasury stock; at cost; 2,403,000 shares	(22,358)	(22,358)

Total stockholders’ equity	64,014	62,789

Total liabilities and stockholders’ equity	$107,159	$104,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE SANDS REGENT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended September 30,
	2006	2005
	(in thousands)
Operating Activities
Net income	$1,068	$1,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,935	1,650
Loss (gain) on disposal of property and equipment	10	(9)
Amortization of debt issuance costs	53	—
Share-based compensation expense	177	134
Changes in operating assets and liabilities:
Accounts receivable	(573)	(171)
Inventories	47	34
Prepaid expenses and other current assets	223	(197)
Other assets	9	79
Accounts payable	1,390	(131)
Accrued expenses	(16)	1,441
Federal income taxes payable/receivable	402	(36)
Deferred federal income taxes	258	195

Net cash provided by operating activities	4,983	4,813

Investing Activities
Investment in property and equipment	(5,484)	(1,902)
Net cash paid for wholly owned subsidiary	—	(10,317)
Proceeds from sale of assets	3	5

Net cash used in investing activities	(5,481)	(12,214)

Financing Activities
Payments on long-term debt	(2,270)	(2,273)
Issuance of long-term debt	3,600	11,150

Net cash provided by financing activities	1,330	8,877

Net increase in cash and cash equivalents	832	1,476
Cash and cash equivalents, beginning of period	6,774	3,272

Cash and cash equivalents, end of period	$7,606	$4,748

Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$659	$374
Federal income taxes paid	$—	$774
Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired by accounts payable	$878	$130
Issuance of common stock to acquire subsidiary		551
Fair value of assets acquired and liabilities assumed in business combinations
Current assets, net of cash acquired		234
Property and equipment		6,131
Intangibles		4,515
Current liabilities		(12)
Common stock issued		(551)

Cash paid, net of cash acquired		$10,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of The Sands Regent (the “Company”) and its wholly-owned subsidiaries: Zante, Inc. (“Zante”), Last Chance, Inc. (“Last Chance”), Plantation Investments, Inc. (“Plantation”), and Dayton Gaming, Inc. (“Dayton”). The Company and its subsidiaries are incorporated in Nevada. Zante owns and operates the Sands Regency Casino/Hotel (“Sands Regency”) in downtown Reno, Nevada. Last Chance owns and operates the Gold Ranch Casino and RV Resort in Verdi, Nevada, and California Prospectors, Ltd. (“California Prospectors”), a Nevada limited liability company, which operates a California lottery station. Together, Last Chance and California Prospectors are presented as “Gold Ranch”. Plantation owns and operates Rail City Casino (“Rail City”). On September 1, 2005, the Company acquired, through Dayton Gaming, Inc., the assets of Dayton Depot and Red Hawk Sports Bar (“Dayton Depot Casino”) in Dayton, Nevada. (See Note 6)

The accounting policies followed in the preparation of the financial information herein are the same as those summarized in the Company’s 2006 Annual Report on Form 10-K. The condensed consolidated balance sheet at June 30, 2006 was derived from audited consolidated financial statements at that date. The interim condensed consolidated financial information is unaudited and should be read in conjunction with the Company’s 2006 Form 10-K. In the opinion of management, all adjustments and normally recurring accruals necessary to fairly present the financial condition of the Company as of September 30, 2006 and the results of its operations and its cash flows for the three months ended September 30, 2006 and 2005 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year due to seasonality and other factors.

NOTE 2—EARNINGS PER SHARE

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

The following shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months ended September 30,
	2006	2005
Stock options	—	35,000
Restricted shares	—	36,600
Convertible debt	—	—
Warrants	—	336,000

	—	407,600

The following is a reconciliation of the earnings (numerator) and number of shares (denominator) used in the basic and diluted earnings per share computations:

	Three Months ended September 30,
	2006	2005
	(in thousands except per share data)
Basic Earnings per Share Calculation
Net income	$1,068	$1,824

Weighted Average Shares Outstanding:
Common stock	7,140	6,996

Basic earnings per share:	$0.15	$0.26

Diluted Earnings per Share Calculation
Net income	$1,068	$1,824
Interest on convertible debt	5	—

Net income for diluted earnings	$1,073	$1,824

Weighted Average Shares Outstanding:
Common stock	7,140	6,996
Common stock equivalents	555	463

Diluted shares	7,695	7,459

Diluted earnings per shares	$0.14	$0.24

NOTE 3—BUSINESS SEGMENTS

In accordance with SFAS No. 131—“Business Segments and Related Information”, the Company reports business segment information based on geographic location. The following is a breakdown of various data by location as of the respective years ended. Dayton Depot Casino information includes one month of operations for the three months ended September 30, 2005.

	Three Months ended September 30,
	2006	2005
	(in thousands)
Net revenues
Rail City Casino	$6,205	$6,117
Sands Regency Casino/Hotel	9,908	9,550
Gold Ranch Casino and RV Resort	8,580	8,102
Dayton Depot Casino	1,175	363
Corporate	(4)	—

Consolidated net revenues	$25,864	$24,132

Income (loss) from operations
Rail City Casino	$1,509	$1,772
Sands Regency Casino/Hotel	1,514	1,545
Gold Ranch Casino and RV Resort	462	491
Dayton Depot Casino	(32)	92
Corporate	(1,063)	(715)

Consolidated income from operations	$2,390	$3,185

Depreciation and amortization
Rail City Casino	$535	$488
Sands Regency Casino/Hotel	933	876
Gold Ranch Casino and RV Resort	223	228
Dayton Depot Casino	234	51
Corporate	10	7

Consolidated depreciation and amortization	$1,935	$1,650

NOTE 4—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158. “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year end and is effective for publicly traded companies as of the end of the fiscal year ending after December 31, 2006. We do not expect the adoption of SFAS No. 158 to have a material effect on our consolidated financial statements as we do not currently have a defined benefit postretirement plan that meets the criteria specified under SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which adds Section N to Topic 1, “Financial Statements”. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. To provide full disclosure, registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their financial statements covering the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material effect on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to irrevocably account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. We do not expect the adoption of SFAS No. 155 to materially effect our consolidated financial statements, as we do not currently have any financial instruments that meet the criteria specified under SFAS No. 155.

NOTE 5—SHARE-BASED COMPENSATION

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

The 2004 Plan provides for the granting of incentive and non-qualified stock options as well as restricted stock to executives, key employees, consultants and independent directors. During the beginning of fiscal year 2006, management instituted a stock bonus incentive plan under the 2004 plan. Under the terms of the plan, certain employees could receive a percentage of their annual salary in restricted shares, dependent on results of certain operational measures. On September 1, 2006, the Company issued 11,410 shares of restricted stock pursuant to the 2004 plan to certain employees which vest 25% annually, starting one year from the date of grant. The fair values of share-based compensation for restrictive shares granted during the three months ended September 30, 2006 were based upon the market price on the date of grant. The Company recognizes share-based compensation expense over the requisite service period of the individual grants and awards which are generally equal to the vesting period.

The Second Restated Plan

As of June 30, 2005, there have been no new options granted pursuant to this plan. The fair values of stock-based compensation in vested awards at July 1, 2005 were estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months ended September 30,
	2006	2005
Expected stock price volatility	N/A	54%-120%
Risk-free interest rate	N/A	2.8%-6.3%
Expected option lives (years)	N/A	2.2-2.6
Expected dividends	N/A	0.0%

A summary of the Company’s Equity Incentive Plans is presented in the following table:

Name of Plan	Shares Authorized	Shares Available	Plan Expiration
Second Amended and Restated Stock Option Plan	1,100,000	6,114	8/14/2010
2004 Equity Incentive Plan	500,000	402,090	8/23/2014

		408,204

Incentive and non-qualified stock options

A summary of option activity under the Company incentive and non-qualified stock option plans as of September 30, 2006 and changes during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2006	652,000	$3.51		$7,296
Granted	—
Exercised	—
Forfeited/cancelled	—

Outstanding at September 30, 2006	652,000	$3.51	4.7	$7,296

Exercisable at September 30, 2006	580,750	$3.02	4.3	$6,783

A summary of the status of the Company’s non-vested stock options under the Company incentive and non-qualified stock option plans as of September 30, 2006 and changes during the three months then ended is presented below:

	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested at July 1, 2006	71,250	$7.49	$513
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2006	71,250	$7.49	$513

At September 30, 2006, there was less than $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted pursuant to the Company incentive and non-qualified stock option plans. The cost is expected to be recognized over a weighted-average period of 2.75 years. For the three months ended September 30, 2006 and 2005, compensation expense of less than $0.1 million and $ 0.1 million, respectively, related to stock options issued and non-vested as of July 1, 2005 is included in general and administrative expenses.

Restricted shares

A summary of the Company’s outstanding restricted shares as of September 30, 2006, and changes during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2006	51,500	$9.86		$747
Granted	11,410	14.68
Vested	(8,500)	10.00
Forfeited or expired	—	—

Outstanding at September 30, 2006	54,410	$10.85	2.2	$800

At September 30, 2006, there was $0.3 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted pursuant to the Company’s restricted stock option plan. Compensation expense of less than $0.1 million and $0.1 million, related to the grant of restricted stocks is included in general and administrative expenses for the three months ended September 30, 2006 and 2005, respectively. Compensation expense of $0.1 million and less than $0.1 million, related to the performance bonus incentive plan is included in general and administrative expenses for the three months ended September 30, 2006 and 2005, respectively.

NOTE 6—ACQUISITIONS

On September 1, 2005, the Company completed its acquisition of the assets of Dayton Depot and Red Hawk Sports Bar (“Dayton Depot Casino”) through its subsidiary, Dayton Gaming, Inc., a Nevada corporation, pursuant to an Asset Purchase Agreement dated February 28, 2005 (the “Agreement”).

The preliminary purchase price of $10.9 million (including acquisition costs and excluding cash acquired) was calculated based on EBITDA (earnings before interest, taxes, depreciation and amortization) for Dayton Depot for the twelve months preceding the closing date of acquisition as prescribed in the Agreement. The purchase was funded with the payment of $10.3 million in cash and issuance of 69,438 shares of Company stock with a fair market value equal to $9.91 per share at the date of issuance. The cash paid in connection with the transaction came primarily from an amended and restated credit facility (Note 8), which, in concert with the stock, funded the acquisition including net working capital. The Company stock issued to the seller contains a two year trading restriction from the date of the acquisition. The value of the stock issued in the transaction has been recorded at a 20% discount to market value to account for the impact of the trading restriction.

The acquisition has been accounted for as a purchase and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon estimated fair values at the date of acquisition. As of June 30, 2006, the Company completed its valuing of these assets.

The following table summarizes the purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Purchase Price:
Cash	$374
Proceeds from credit facility	10,050
Issuance of common stock	596
Costs of acquisition	231

$11,251

Assets Acquired and Liabilities Assumed:
Current assets	$567
Property, plant and equipment	5,738
Goodwill and intangibles	4,958
Current liabilities	(12)

$11,251

The pro forma consolidated results of operations, as if the acquisition of Dayton Depot had occurred on July 1, 2005 are as follows (in thousands except per share data):

Three Months ended September 30, 2005
Net revenues	$25,045
Net income	$1,905
Basic net income per share	$0.27
Diluted net income per share	$0.26
Basic shares outstanding	6,996
Diluted shares outstanding	7,459

NOTE 7—INTANGIBLES AND GOODWILL

Intangible Balances

	September 30, 2006			June 30, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer list/relationships	$1,190	$1,004	$186	$1,190	$975	$215
Non-compete agreement	45	10	35	45	7	38

	1,235	1,014	221	1,235	982	253

Indefinite-lived intangible assets:
Grandfathered gaming license	7,205	—	7,205	7,205	—	7,205
Trademark/tradename	4,478	—	4,478	4,478	—	4,478
Other	95	—	95	95	—	95

	11,778	—	11,778	11,778	—	11,778

Total	$13,013	$1,014	$11,999	$13,013	$982	$12,031

Amortization of Intangibles

Customer lists are amortized over a seven year period, at an accelerated rate, and non-compete agreements are amortized over five years on a straight-line basis. The expense associated with the amortization of intangibles was $32,000 and $80,000 for the three months ended September 30, 2006 and 2005, respectively. The annual amortization expense is expected to be as follows:

(in thousands)	Fiscal Year	Amortization
	2007	$96
	2008	62
	2009	33
	2010	20
	2011	10

Goodwill Changes and Balances by Segment

(in thousands)	Rail City	Gold Ranch	Dayton Depot	Total
Balance, July 1, 2006	17,624	11,018	4,653	33,295
Changes	—	—		—

Balance, September 30, 2006	$17,624	$11,018	$4,653	$33,295

NOTE 8—LONG-TERM DEBT

In connection with the acquisition of Dayton Depot Casino on September 1, 2005, the Company executed an amended and restated syndicated financing arrangement (“Credit Agreement”) through Wells Fargo Bank. The Credit Agreement provided for a 5-year $22 million term loan collateralized by substantially all property and equipment of Plantation Investments, Inc., Zante, Inc. and Dayton Gaming, Inc., and the furniture, fixtures and equipment of Last Chance, Inc. As the term loan is paid down, no additional borrowings may be taken on the loan. The company’s current book value of the security interest on the loan is approximately $35 million. The balance of the term loan was $17.7 million and $18.7 million at September 30, 2006 and June 30, 2006. Terms of this note require that the principal outstanding be reduced to $14.9 million by June 30, 2007, to $10.5 million by June 30, 2008 and to $5.5 million by June 30, 2009. The note matures on September 1, 2010 with any remaining principal and interest under the note becoming due and payable. The note has a variable interest rate based on LIBOR and/or the U. S. Prime Index plus the applicable margin as defined in the agreement. The interest rate at September 30, 2006 was LIBOR plus 2.25% or Prime plus 0.75% and at June 30, 2006 was LIBOR plus 2.25% or Prime plus 0.75%. The weighted average interest rate was 7.34% at September 30, 2006 and 6.52% at June 30, 2006.

Also part of the Credit Agreement, the Company secured a Wells Fargo Bank syndicated, 5-year $25 million revolving credit facility with collateralization and terms which are substantially similar to the term loan. The loan is also collateralized by substantially all property and equipment of Plantation Investments, Inc., Zante Inc., and Dayton Gaming Inc., as well as the furniture, fixtures and equipment of Last Chance, Inc. Terms of this note require that the variable interest rate based on LIBOR and/or U. S. Prime Index plus the applicable margin defined in the agreement. The interest rate at September 30, 2006 was LIBOR plus 2.25% or Prime plus 0.75% and at June 30 2006, LIBOR plus 2.25% or Prime plus 0.75%. The weighted average interest rate on the revolving credit facility at September 30, 2006 and June 30, 2006 was 8.19% and 7.24%, respectively. As of September 30, 2006 and June 30, 2006, the unused amounts on the revolver credit facility were $12.4 million and $14.7 million, respectively. This credit facility requires interest only payments and matures on September 1, 2010, with any unpaid interest or principal due and payable.

The bank term loan and revolving credit facility (Credit Agreement), which totals $30.3 million at September 30, 2006, requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances, and limits situations where a change in control in the Company may occur. The financial covenants include the requirement for a maximum tolerable leverage ratio of 3.00:1.00 during this period. This ratio is computed by the ratio of total debt to EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios must be maintained. The Company believes that it is in compliance with all covenants and restrictions at September 30, 2006.

The Company currently has a convertible debt promissory note held by David R. Belding, an investor. The note, issued on March 25, 2004, has a security interest in furniture, fixtures and equipment of Last Chance, Inc., and was convertible into 246,012 shares of company common stock at a conversion price of $6.52 per share. In October 2004 and December 2004, Mr. Belding converted $1.1 million of the original $1.6 million convertible debt into 168,711 shares. He currently has 77,301 shares still remaining with a balance on his debt of $0.5 million. The note bears a fixed interest rate of 7.5%, an effective rate of 9.6% and requires no principal payment until maturity on March 25, 2007 at which time all principal and interest is due and payable unless extended at Mr. Belding’s option for up to two additional years. The amount outstanding is discounted by $57,635 at September 30, 2006 and $63,398 at June 30, 2006 which represents the unamortized value of a warrant issued to Mr. Belding. Additionally, $2,360 and $3,540 represent the unamortized value of the premium on the Belding note at September 30, 2006 and June 30, 2006, respectively.

The balances and types of debt for September 30, 2006 and June 30, 2006 are listed below:

	September 30, 2006	June 30, 2006
	(in thousands)
Wells Fargo Bank syndicated term loan	$17,738	$18,700
Wells Fargo Bank syndicated revolving credit facility	12,600	10,300
Convertible promissory note held by David R. Belding, an investor	444	437
Other	5	11

	30,787	29,448
Less current maturities	4,472	4,338

Long-term portion	$26,315	$25,110

NOTE 9—MERGER AGREEMENT

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

On August 28, 2006, our shareholders, met to approve the adjournment of the special shareholders meeting or if necessary, to solicit additional proxies if there were insufficient votes at the time of the special shareholders’ meeting set for September 1, 2006. On September 1, 2006, our shareholders approved the proposed acquisition by Herbst, at a special shareholders’ meeting. Votes to approve the proposed acquisition represented approximately 76% of the Company’s outstanding shares.

The Sands Regent anticipates closing the acquisition, pending receipt of gaming approvals and other applicable conditions, by the first quarter of the calendar year 2007.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 1, 2002, the Company acquired Gold Ranch. Gold Ranch’s gaming options include 245 slot machines, a California lottery station on Gold Ranch’s property which straddles the Nevada/California border, and a sports book operated by a third-party. Additionally, Gold Ranch has a 105 space RV park, 2 restaurants (a 24-hour family style restaurant and a Jack-in-the-Box chain restaurant), and an ARCO gas station and convenience store.

On March 31, 2005, the Company formed Dayton Gaming, Inc. for the purpose of acquiring the assets of the Depot Casino and Red Hawk Sports Bar (together, the “Dayton Depot”) in Dayton, Nevada. On September 1, 2005, the Company completed the acquisition and, accordingly, results of operations for the Depot for one month are included in the Company’s condensed consolidated financial statements for the three months ended September 30, 2005.

On September 1, 2006, our shareholders approved the proposed acquisition by Herbst, at a special shareholders’ meeting. Votes to approve the proposed acquisition represented approximately 76% of the company’s outstanding shares.

The Sands Regent anticipates closing the acquisition, pending receipt of gaming approvals and other applicable conditions, by the first quarter of fiscal year 2007.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158. “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year end and is effective for publicly traded companies as of the end of the fiscal year ending after December 31, 2006. We do not expect the adoption of SFAS No. 158 to have a material effect on our consolidated financial statements as we do not currently have a defined benefit postretirement plan that meets the criteria specified under SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which adds Section N to Topic 1, “Financial Statements”. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. To provide full disclosure, registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their financial statements covering the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material effect on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to irrevocably account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006. We do not expect the adoption of SFAS No. 155 to materially effect our consolidated financial statements, as we do not currently have any financial instruments that meet the criteria specified under SFAS No. 155.

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

Results of Operations—Comparison of fiscal three months ended September 30, 2006 to three months ended September 30, 2005

CONSOLIDATED RESULTS. For the three months ended September 30, 2006, the Company’s net operating revenues were $25.9 million compared to $24.1 million for the three months ended September 30, 2005, a 7.1% increase. On a property-by-property basis, the net revenue for Rail City increased by 1.4% from the corresponding quarter of the prior year, Sands Regency net revenue increased by 3.7%, and Gold Ranch net revenue increased by 5.9%. Consolidated net revenue for Dayton Depot Casino includes a full quarter for the three months ended September 30, 2006 of $1.2 million and a partial quarter for the three months ended September 30, 2005.

Our consolidated income from operations was $2.4 million for the three months ended September 30, 2006, compared to $3.2 million compared to the same period of the prior year or a 24.9% decrease. For the first quarter ended September 30, 2006, Rail City’s income from operations decreased 14.8%, Sands Regency’s income from operations decreased 2% and Gold Ranch’s income from operations decreased 5.9%. Consolidated income from operations for Dayton Depot Casino showed a slight loss for the quarter ended September 30, 2006 and a partial quarter for the three months ended September 30, 2005. Corporate expenses increased $0.3 million primarily due to merger related expenses.

The Company’s consolidated net income was $1.1 million, or $0.15 per share ($0.14 diluted), for the three months ended September 30, 2006 and 2005, compared to $1.8 million, or $0.26 per share ($0.24 diluted) for the three months ended September 30, 2005.

RAIL CITY CASINO. Rail City’s net revenues for the three months ended September 30, 2006 increased by $0.1 million, or 1.4%, to $6.2 million from $6.1 million for the three months ended September 30, 2005. For the three months ended September 30, 2006, Rail City’s gaming revenues increased by $0.1 million to $5.7 million from $5.6 million for the three months ended September 30, 2005. Total coin-in, an indicator of total slot machine wagering, increased 7.1% in the first quarter of fiscal 2007 over the first quarter of fiscal 2006. Table games net revenue increased slightly, 1.4% or less than $0.1 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Keno net revenues for the three months ended September 30, 2006 were up 32.6% or less than $0.1 million as compared to the previous period. Food and beverage revenues increased slightly in the first quarter of fiscal 2006 by less than $0.1 million, or 2.1%, compared to the first quarter of fiscal 2005. Rail City had income from operations of $1.5 million in for the three months ended September 30, 2006 as compared to $1.8 million for the three months ended September 30, 2005, a 14.8% decrease. General and administrative expenses increased 29.3% for the three months ended September 30, 2006 as compared to the same period ended September 30, 2005, primarily due to increases in the marketing promotions and direct mailings necessary to offset the impact of construction related disruption. Professional fees increased $0.2 million and increases in gaming taxes and casino expenses were less than $0.1 million.

Because of its location, capacity utilization, and other factors, the Company has determined that expansion of the facilities is necessary for significant revenue growth into the future and plans to add approximately 23,500 square feet of the current facility, adding capacity to all revenue centers. Plantation Investments Inc., a subsidiary of the Company purchased 2.58 acres of land adjacent to the Rail City Casino on December 20, 2005. The land will be utilized in the expansion of the casino and food and beverage operations. The property’s current 645 slot machines will be increased to 850 with ultimate plans for a total of 1,000 games. On April 3, 2006, Plantation Investments, Inc., a subsidiary of the Company purchased a 0.5 acre site that is adjacent to the casino. All of the motel units on the site were demolished for additional customer parking during construction and continuing once the expansion is completed. Currently, budgeted project costs have been estimated at approximately $13.8 million Completion of the expansion is expected during the first quarter of calendar year 2007. To date, the Company has borrowed approximately $1.3 million and has capitalized interest of approximately $12,000 in association with the expansion. The following table highlights Rail City’s sources of revenues and expenses for the year.

	Three Months Ended September 30,
(dollars in thousands)	2006	2005	Percent change
Gaming revenues	$5,733	$5,599	2.4%
Gaming expenses	$2,098	$2,025	3.6%
Expense margin	36.6%	36.2%
Food and beverage revenues	$1,206	$1,181	2.1%
Food and beverage expenses	$827	$811	2.0%
Expense margin	68.6%	68.7%
Total net revenues	$6,205	$6,117	1.4%
Total operating expenses	$4,696	$4,345	8.1%
Expense margin	75.7%	71.0%
Maintenance and utilities	$392	$374	4.8%
Percent of net revenues	6.3%	6.1%
General and administrative	$820	$634	29.3%
Percent of net revenues	13.2%	10.4%

SANDS REGENCY HOTEL AND CASINO. Net revenues for the Sands increased $0.3 million for the three months ended September 30, 2006 from $9.6 million to $9.9 million for the three months ended September 2006 and 2005, an increase of 3.8%.

Gaming revenues for the Sands decreased to $5.8 million for the three months ended September 30, 2006 from $5.9 million in the three months ended September 30, 2005, a decrease of 1.2%. For the three months ended September 30, 2006 and September 30, 2005, revenue from slot machines increased slightly. Table games revenue for the three months ended September 30, 2006 and 2005 decreased by $0.1 million or 10.8%. Net revenues from bingo decreased overall by 2.5% for the three months ended September 30, 2006 from the three months ended September 30, 2005.

For the three months ended September 30, 2006, lodging revenues for the Sands increased to $3.3 million up from $3.0 million an increase of 8.9%. For the three months ended September 30, 2006 and 2005, the Sands’ average daily room rate increased 7.3% with occupancy increasing 1.3% both of which contributing to the increase in revenue for three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Food and beverage revenues increased 12.5% for the three months ended September 30, 2006 as compared to the same period in 2005. In fiscal 2006, the Sands changed its restaurant venue, going from Antonia’s, Very Italian Buffet (Antonia’s), to The Buffet at the Sands serving cooked-to-order steak. At September 30, 2006, revenues from The Buffet at the Sands were for the three month period, as the restaurant was not open during the same period in 2005.

Income from operations decreased to slightly less than $0.1 million, or 2.0%, for the three months ending September 30, 2006 compared to the same period in 2005. Maintenance and utilities increased by $0.2 million for the three months ended September 30, 2006 compared to the same period in 2005. This was due primarily to increases in utility and sewer rates of $0.1 million coupled with normal repairs and maintenance of $0.05 million. General and administrative expenses increased 7.2% for the three months ended September 30, 2006 compared to the same period in 2005 due primarily to increases in the expenses for the management bonus incentive program and the company stock incentive plan of $0.05 million and increases in normal operating expenses such as audit fees, payroll and postage of $0.05 million.

The following table highlights our various sources of revenues and expenses as compared to the prior year for the Sands.

	Three Months Ended September 30,
(dollars in thousands)	2006	2005	Percent change
Gaming revenues	$5,875	$5,947	-1.2%
Gaming expenses	$2,544	$2,608	-2.5%
Expense margin	43.3%	43.9%
Lodging revenues	$3,273	$3,005	8.9%
Lodging expense	$1,069	$1,022	4.6%
Expense margin	32.7%	34.0%
Food and beverage revenues	$1,434	$1,275	12.5%
Food and beverage expenses	$997	$915	9.0%
Expense margin	69.5%	71.8%
Other revenues	$336	$368	-8.7%
Other expenses	$147	$136	8.1%
Expense margin	43.8%	37.0%
Total net revenues	$9,908	$9,550	3.7%
Total operating expenses	$8,394	$8,009	4.8%
Expense margin	84.7%	83.9%
Maintenance and utilities	$1,137	$996	14.2%
Percent of net revenues	11.5%	10.4%
General and administrative	$1,561	$1,456	7.2%
Percent of net revenues	15.8%	15.2%

GOLD RANCH CASINO AND RV RESORT. For the three months ended September 30, 2006, Gold Ranch had net revenues of $8.6 million, compared to $8.1 million for the same period in 2005. The increase was primarily attributable to an increase in fuel revenues due to higher gas prices for the three months ending September 30, 2006 compared to September 30, 2005. The average retail price of a gallon of gas was $3.10 for the first quarter of fiscal 2007 as compared to $2.73 for the first quarter of fiscal 2006. However the volume of gas gallons sold increased slightly by 1.4%.

Gaming revenue for Gold Ranch is comprised of slot machine revenue and, to a lesser degree, revenue from a California lottery station. Gaming revenue increased by 3.4% for the three months ended September 30, 2006 as compared to the same period in 2005 or $0.05 million.

Lodging revenues of the RV Park increased slightly to 1.6% for the three months ended September 30, 2006 compared to the same period in 2005. Occupancy for the three months ended September 30, 2006 was 67.6% compared to 67.5% for the same period in 2005. Food and beverage revenue increased $0.1 million for the three months ended September 30, 2006 compared to the same period in 2005. The increase is attributable to an increase in bar revenues. Fuel and convenience store revenues increased 7.6% for the three months ended September 30, 2006 compared to September 30, 2005 primarily due to the increase in the price of gasoline in 2006. However, fuel and convenience store expenses increased by 6.8% leaving profit up slightly by $0.6 million.

Gold Ranch’s income from operations decreased by 5.9% for the three months ended September 30, 2006 as compared to September 30, 2005. General and administrative expenses increased 10.8% for the three month period ended September 30, 2006 as compared to the same period in 2005. This was primarily as a result of additional audit and professional fees. Maintenance and utility fees increased by 5.7% for the three months ended September 30, 2006 compared to 2005 primarily due to increased custodial costs.

The following table highlights Gold Ranch’s sources of revenues and expenses for the:

	Three Months Ended September 30,
(dollars in thousands)	2006	2005	Percent change
Gaming revenues	$1,615	$1,562	3.4%
Gaming expenses	$573	$528	8.5%
Expense margin	35.5%	33.8%
Lodging revenues	$185	$182	1.6%
Lodging expense	$50	$52	-3.8%
Expense margin	27.0%	28.6%
Food and beverage revenues	$583	$516	13.0%
Food and beverage expenses	$321	$319	0.6%
Expense margin	55.1%	61.8%
Fuel and convenience store revenues	$6,418	$5,964	7.6%
Fuel and convenience store expenses	$6,128	$5,738	6.8%
Expense margin	95.5%	96.2%
Total net revenues	$8,580	$8,102	5.9%
Total operating expenses	$8,118	$7,616	6.6%
Expense margin	94.6%	94.0%
Maintenance and utilities	$204	$193	5.7%
Percent of net revenues	2.4%	2.4%
General and administrative	$613	$553	10.8%
Percent of net revenues	7.1%	6.8%

DAYTON DEPOT CASINO. The Company acquired Dayton Depot Casino on September 1, 2005. Upon the purchase of Dayton Depot, the company installed new slot machines and a slot tracking system. In addition, renovation of an existing restaurant was completed in July 2006. In January 2006, a new competitor opened in Dayton which has impacted property operating results for the three months ended September 30, 2006 in comparison to the same period in 2005.

Comparison of the results for the three months ended September 30, 2006 as compared to September 30, 2005 reflect three months of results in the first quarter of fiscal 2007 and only one month of the first quarter of fiscal 2006.

	Three Months Ended September 30,
(dollars in thousands)	2006	2005	Percent change
Gaming revenues	$992	312	217.9%
Gaming expenses	$406	132	207.6%
Expense margin	40.9%	42.3%
Food and beverage revenues	$318	74	329.7%
Food and beverage expenses	$186	34	447.1%
Expense margin	58.5%	45.9%
Total net revenues	$1,175	363	223.7%
Total operating expenses	$1,207	271	345.4%
Expense margin	102.7%	74.7%
Maintenance and utilities	$100	12	733.3%
Percent of net revenues	8.5%	3.3%
General and administrative	$248	31	700.0%
Percent of net revenues	21.1%	8.5%

CORPORATE COSTS. Corporate costs include the salaries and benefits of corporate officers, and other corporate level management, public company reporting costs, and public company related legal, accounting and directors fees. Corporate operating costs were $1.0 million for the three months ended September 30, 2006, compared to $.7 million for the three months ended September 30, 2005. The increases in corporate costs resulted from merger related expenses of $0.2 million. The Company has determined itself to be a non-accelerated filer, and as such is subject to rules, which provide the date of full SOX 404 compliance to be June 30, 2008. The full amount needed to attain SOX 404 compliance is not specifically known, but future costs are anticipated to be material.

INTEREST EXPENSE. Interest expense, net of capitalized interest, was $0.7 million for the three months ended September 30, 2006, compared to $0.4 million for the three months ended September 30, 2005. The increase was due to higher weighted average interest rates for the revolving credit facility and the term loan of 8.19% and 7.34% in the first quarter of fiscal 2007 compared to 6.88% and 6.06% respectively in first quarter of fiscal 2006.

Commitments and Contingencies

The following table summarizes the Company’s contractual obligations as of September 30, 2006:

	Payments due by period ( in thousands )
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long term debt	$30,787	$4,472	$9,590	$16,725	$—
Interest on long-term debt (1)	8,759	2,303	3,947	2,509	—
Operating leases (2)	8,769	527	1,198	1,150	5,894
Other (3) (5)	5,243	240	546	515	3,942
Construction projects (4)	6,677	6,677	—	—	—

	$60,235	$14,219	$15,281	$20,899	$9,836

1)	Interest is calculated by assuming the Company keeps its line of credit fully advanced and the table assumes a weighted average interest rate of 7.5% until maturity. All long-term debt matures within 5 years.

(2)	Represents contractual lease obligations to Prospector Gaming Enterprises (“PGE”) on real property in connection with the Gold Ranch acquisition agreement. Amounts reflect a minimum base payment schedule. The lease is subject to escalation based on the property meeting certain revenue thresholds. Management does not believe these thresholds will be met without major expansion of the gaming facilities. Rent expense was $575,000 for fiscal 2006, 2005, and 2004.

(3)	Represents management fees due to PGE in connection with the RV Park at Gold Ranch. Future amounts payable are subject to adjustment based on changes in interest rates.

(4)	Represents contracted construction projects for the remodel of the restaurant at Dayton Depot and the expansion of Rail City.

(5)	On May 3, 2004, the Company entered into a contract with Bally Gaming Inc. for the lease of gaming machines. This agreement is effective until the earlier of 8 years and 60 days (July 2, 2012) or meeting the minimum lease requirement of 146,000 machine days (which covers all leased gaming machines). In the event that the Company fails to satisfy the minimum lease requirement prior to the end of the term, the Company shall pay the average gross revenues that Bally received for each gaming machine day during the term. The Company has analyzed this contract and is confident that it will meet the minimum lease requirement prior to the lease termination. As such, no contingency has been recorded on the books of the Company.

Capital Resources and Liquidity

At September 30, 2006, the Company’s cash and cash equivalents were $7.6 million, an increase of $0.8 million from June 30, 2006. We had negative working capital of $1.9 million at September 30, 2006, which is consistent with our policy to use any available cash which is not needed in operations to pay down our line of credit to minimize interest expense. At September 30, 2006, the Company had $12.4 million of borrowings available under its revolving credit facility.

Cash flow from operating activities provided $5.0 million during the three months ended September 30, 2006. Net income of $1.1 million was increased by non-cash items of depreciation ($1.9 million), compensation expense for share-based options ($0.2 million).

Investing activities accounted for $5.5 million in use of cash for the three months ended September 30, 2006, the largest individual items consisting of the Dayton Depot restaurant expansion ($0.3 million) and the Rail City expansion project ($2.4 million).

Financing activities provided $1.3 million of cash flow. Long-term debt of $3.6 million was issued primarily to fund the Rail City expansion and working capital. Long-term debt was reduced by payments of $2.3 million during the three months ended September 30, 2006 and during the quarter ended September 30, 2005.

Our amended and restated bank term loan and revolving credit facility fully funded, totaled $42.7 million as of September 30, 2006, and requires the Company to be in compliance with certain financial and other covenants, restricts future encumbrances and limits situations where a change in control in the Company may occur. The financial covenants include the requirement for a maximum leverage ratio of 3.00:1.00 during this period. This ratio is computed by the ratio of total debt to EBITDA (earnings before interest expense, taxes, depreciation and amortization) and certain other financial ratios must be maintained. The Company believes that it is in compliance with all covenants and restrictions at September 30, 2006.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements used in this annual report on Form 10-K that relate to future plans, events, financial results or performance are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our management’s current expectations and projections about future events. In some cases you can identify “forward-looking statements” by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative of these terms or other comparable terminology. In particular, they include statements relating to, among other things, future actions, strategies, future performance, and future financial results. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are only predictions and may be inaccurate. Actual events or results may differ materially from those expressed or implied by such forward-looking statements. In evaluating these statements, you should specifically consider various factors including the factors listed in “ITEM 1A RISK FACTORS” of the Company’s 2006 Annual Report on Form 10-K, as well as elsewhere in this report and in other SEC filings. These risk factors include, without limitation, the following items:

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

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk

With the amended and restated Credit Agreement executed in September 2005, in conjunction with the acquisition of the Depot in Dayton, the Company has substantial variable interest rate debt. Assuming the credit facilities are fully advanced, a one percent increase in interest rates would result in an increase in interest expense of approximately $0.3 million annually.

Additionally, terms of the Company’s RV park management agreement with Prospector Gaming Enterprises (“PGE”), referenced as “(3)” in Note 9- “Commitments and Contingencies” in the accompanying financial statements, state that the Company pay monthly an amount equal to 120% of PGE’s debt service on the underlying RV park note, which varies directly with changes in the Prime index. The financial impact to the Company of a full one percent increase in the Prime index is less than $30,000 per year.

The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 4	Controls and Procedures

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

Subsequent to the issuance of the Company’s quarterly reports on Form 10-Q for the quarters ended September 30, 2005 and December 31, 2005, the Company determined that errors were made as more fully described in the respective Form 10-Q/A’s dated June 27, 2006. Management has concluded that the conditions giving rise to the restatements of the financial statements included in the Form 10-Q/A’s for the quarters ended September 30, 2005 and December 31, 2005, each dated June 27, 2006, still exist. Management has determined that the following material weaknesses existed as of September 30, 2006: the lack of sufficient number of personnel with an appropriate level of accounting knowledge related to the application of generally accepted accounting principles; the lack of a properly designed and implemented closing and financial reporting process to provide reasonable assurance that the financial statements were prepared in accordance with generally accepted accounting principles; and the lack of effective controls to ensure that a sufficient review of the financial statements was performed. These weaknesses were reported in the Form 10-Q/A’s for the quarters ended September 30, 2005 and December 31, 2005 and Form 10-K for the year ended June 30, 2006, each of which resulted in adjustments or reclassifications to the condensed consolidated financial statements included in the aforementioned documents.

However, as described below, the Company believes it has performed sufficient procedures to prepare and issue its consolidated financial statements.

Changes in Internal Control over Financial Reporting

In conjunction with the preparation of the Form 10-Q for the period ended September 30, 2006, the Company instituted additional control activities and utilized additional outside resources and personnel it deemed to have the appropriate skill level to assist in the closing and financial reporting process. The Company instituted additional review procedures related to the reconciliation of balance sheet general ledger accounts, the recording and disclosures for share-based payments, and standardized templates for the computations and classifications on the Statement of Cash Flows. Management is continuing to assess the required level of personnel, the thoroughness and related documentation of its closing and financial reporting processes, and the related review processes. Management has discussed the material weaknesses and related actions described above with the Audit Committee.

Other than as disclosed in the preceding paragraph, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	Legal Proceedings

The Company is also party to various lawsuits, which have arisen in the normal course of its business. At the time of this filing, the liability arising from unfavorable outcomes of these lawsuits is not expected to have a material impact on the Company’s financial condition or financial results.

Item 1a. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the year ended June 30, 2006.

ITEM 2	Changes in Securities

None.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Submission of Matters to a Vote of Security Holders

On August 28, 2006, our shareholders met to approve the adjournment of the special shareholders’ meeting or if necessary, to solicit additional proxies if there were insufficient votes at the time of the special shareholders’ meeting set for September 1, 2006. On September 1, 2006, The Sands Regent held a special meeting of shareholders to vote on a proposal to approve and adopt the Agreement and Plan of Merger, dated as of May 16, 2006, by and among The Sands Regent, Herbst Gaming, Inc. and HGI-Casinos, Inc. a wholly owned subsidiary of Herbst Gaming, Inc. The number of shares represented and voting in person or by proxy at the August 28 and September 1 meetings totaled 5,435,687 shares equaling 76% of the total shares issued and outstanding, thereby constituting a quorum.

Proposal 1

To approve the adjournment of the special meeting, or if necessary, to solicit additional proxies if there were insufficient votes at the time of the special meeting to adopt the merger agreement.

Proposal 1
For	Against	Abstain	Total
4,720,526	707,270	7,891	5,435,687

Proposal 2

To approve and adopt the Agreement and Plan of Merger, dated as of May 16, 2006, by and among The Sands Regent, Herbst Gaming, Inc. and HGI-Casinos, Inc. a wholly owned subsidiary of Herbst Gaming, Inc.

Proposal 2
	For	Against	Abstain	Total
	4,765,989	666,131	3,567	5,435,687

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

THE SANDS REGENT AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SANDS REGENT
(Registrant)

Date: November 14, 2006	By:	/S/ Ferenc B. Szony
Ferenc B. Szony, President and Chief Executive Officer

Date: November 14, 2006	By:	/S/ Cornelius T. Klerk
Cornelius T. Klerk, Chief Financial and Principal Accounting Officer